Form 10-Q
period 1993-03-31
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: March 31, 1993

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to

                        Commission file number: 33-31639

                             Finca Consulting, Inc.
             (Exact name of registrant as specified in its Charter)

     Colorado                                            84-1121635
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                  Koenigsallee 106, 40215 Duesseldorf, Germany
               (Address of principal executive offices) (Zip Code)
                               (011-49-211) 384860
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  [X]   No   [  ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1993, 2,012,582 shares of Registrant's Common Stock, $.01 par value, and 16,305 shares of Registrant's Convertible Preferred Stock, $.00001 par value were issued and outstanding.

                             Finca Consulting, Inc.

                                      Index





Part I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  OTHER INFORMATION

         Item 1.           Legal Proceedings.

         Item 2.           Changes in Securities.

         Item 3.           Defaults Upon Senior Securities.

         Item 4.           Submission of Matters to a Vote
                           of Security Holders.

         Item 5.           Other Information.

         Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1



                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                 March 31, 1993







     Consolidated Balance Sheets................................................

     Consolidated Statements of Operations......................................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                                     Finca Consulting, Inc. and Subsidiaries
                                           Consolidated Balance Sheets


                                                                                    (Unaudited)
                                                                                      March 31,     December 31,
                                                                                       1993             1992
                                                                                   -----------      -----------
          Assets
Current Assets
      Cash ...................................................................     $   671,941      $   374,915
      Marketable securities ..................................................          36,664           37,480
      Prepaid expenses .......................................................           5,309            4,369
      Stock subscription receivable ..........................................         574,227             --
      Other current assets ...................................................         112,708           86,188
      Sales tax refunds receivable ...........................................         100,406           98,216
      Receivable due from related parties ....................................         269,031           59,529
                                                                                   -----------      -----------
           Total Current Assets ..............................................       1,770,286          660,697
                                                                                   -----------      -----------
Property and Equipment, at cost
      Land ...................................................................          19,759           19,826
      Buildings ..............................................................          84,274           84,560
      Office furniture and equipment .........................................         205,274          195,602
                                                                                   -----------      -----------
                                                                                       309,307          299,988
      Less: Accumulated depreciation and amortization ........................        (105,176)         (96,731)
                                                                                   -----------      -----------
           Net Property and Equipment ........................................         204,131          203,257
                                                                                   -----------      -----------
Other Assets
      Deposits ...............................................................          57,970           58,354
      Capital cost - office premium, net of accumulated amortization .........     $    10,051
      and $9,646, respectively ...............................................          17,037           17,534
      Investment in Vintage Car ..............................................         223,277          226,226
      Investment in real estate - Spain ......................................         577,817          551,263
      Goodwill, net of accumulated amortization of $804 and $538,
respectively .................................................................          42,069           42,480
      Other assets ...........................................................         122,559           50,617
                                                                                   -----------      -----------
           Total Other Assets ................................................       1,040,729          946,474
                                                                                   -----------      -----------
           Total Assets ......................................................       3,015,146        1,810,428
                                                                                   ===========      ===========
Liabilities and Stockholders' Equity
Current Liabilities
      Accounts payable and accrued expenses ..................................         132,790          131,323
      Customer credit balances ...............................................         569,189          176,783
                                                                                   -----------      -----------
           Total Current Liabilities .........................................         701,979          308,106
                                                                                   -----------      -----------
      Minority interests in subsidiary .......................................          45,632           45,632
                                                                                   -----------      -----------

                                     Finca Consulting, Inc. and Subsidiaries
                                           Consolidated Balance Sheets
                                                   (continued)


                                                                                    (Unaudited)
                                                                                      March 31,     December 31,
                                                                                       1993             1992
                                                                                   -----------      -----------
Stockholders' Equity
      Common stock, $.01 par value, 20,000,000 shares authorized, 2,012,582
      and 1,939,895 shares issued and outstanding, respectively ..............          20,126           19,399
      Preferred stock; $.00001 par value, 20,000,000 shares authorized, 16,305
      and 16,305 shares issued and outstanding, respectively .................               1                1
      Capital in excess of par value .........................................       4,048,077        3,474,577
      Accumulated deficit ....................................................      (1,763,512)      (1,971,242)
      Cumulative translation adjustment ......................................         (37,157)         (66,045)
                                                                                   -----------      -----------
        Total Stockholders' Equity ...........................................       2,267,535        1,456,690
                                                                                   -----------      -----------
        Total Liabilities and Stockholders' Equity ...........................     $ 3,015,146      $ 1,810,428
                                                                                   ===========      ===========

See notes to the consolidated financial statements.

                        Finca Consulting, Inc. and Subsidiaries
                          Consolidated Statement of Operations
                                      (Unaudited)





                                                               Three Months Ended
                                                                  March 31,
                                                         -----------------------------
                                                             1993               1992
                                                         -----------      -----------
Revenues ...........................................     $ 3,566,694      $     3,470
Cost of shares and options .........................       1,870,111             --
                                                         -----------      -----------
Gross Profit .......................................       1,696,583            3,470
Selling, general and administrative expenses .......       1,488,424           87,870
                                                         -----------      -----------
Income (Loss) From Operations ......................         208,159          (84,400)
                                                         -----------      -----------
Other Income (Expense)
   Interest income .................................             394            4,606
   Interest expense ................................            (823)            --
                                                         -----------      -----------
        Total Other Income (Expense) ...............            (429)           4,606
                                                         -----------      -----------
Net Income (Loss) ..................................     $   207,730      $   (79,794)
                                                         ===========      ===========
Net Income (Loss) Per Share ........................     $      0.10      $     (0.09)
                                                         ===========      ===========
Weighted Average Number of Common Shares Outstanding       2,012,582          921,124
                                                         ===========      ===========







See notes to the consolidated financial statements.

                                Finca Consulting, Inc. and Subsidiaries
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                         -----------------------------
                                                                              1993              1992
                                                                          -----------      -----------
Cash Flows From Operating Activities
   Net Income (Loss) ................................................     $   207,730      $   (79,794)
   Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
   (Used For) Operating Activities
      Depreciation and amortization .................................          12,301           10,598
      Decrease in marketable securities .............................             816             --
      (Increase) decrease in prepaid expenses .......................            (940)           2,962
      (Increase) in sales tax refund receivable .....................          (2,190)            --
      (Increase) in other current assets ............................         (26,520)         (36,526)
      (Increase) in other assets ....................................         (71,942)         (31,496)
      Increase in accounts payable and accrued expenses .............           1,467            4,371
      Increase in customer credit balances ..........................         392,406             --
      (Increase) in receivable due from related parties .............        (209,502)            --
      Decrease (increase) in deposits ...............................             384          (12,827)
                                                                          -----------      -----------
        Net Cash Provided by (Used for) Operating Activities ........         304,010         (142,712)
                                                                          -----------      -----------
Cash Flows From Investing Activities:
   Purchases of property and equipment ..............................          (9,319)         (23,428)
   Investment in real property - Spain ..............................         (26,554)            --
                                                                          -----------      -----------
        Net Cash (Used for) Investing Activities ....................         (35,873)         (23,428)
                                                                          -----------      -----------
Cash Flows From Financing Activities:
   Proceeds from issuance of common stock ...........................            --            388,314
   Proceeds from issuance of preferred stock ........................            --               --
   Stock offering costs .............................................            --               --
   Payments on note payable to affiliate ............................            --             (2,156)
                                                                          -----------      -----------
        Net Cash Provided by Financing Activities ...................            --            386,158
                                                                          -----------      -----------
Effect on Exchange Rate Changes on Cash .............................          28,889          (17,448)
                                                                          -----------      -----------
Net Increase in Cash ................................................         297,026          202,570
Cash at Beginning of the Period .....................................         374,915          873,607
                                                                          -----------      -----------
Cash at the End of the Period .......................................     $   671,941      $ 1,076,177
                                                                          ===========      ===========

SCHEDULE  ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                                          ===========      ===========
   Issuance of common stock .........................................     $   574,227      $      --
                                                                          ===========      ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)



BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1993 are not necessarily indicative of the results that may be expected for the year ended December 31, 1993. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1992.

   The balance sheet at December 31, 1992 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     Finca Consulting, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Financial Statements and Notes thereto included herein.

Results of Operations

   Substantially all of the Company's income during the quarter ended March 31,1993, $207,730, was generated by its subsidiary, Opti-Wert-Interest, AG
("OWI-AG") through sales commissions derived from its retail securities brokerage activities in Europe.

   OWI-AG has three (3) sales offices in Germany, located in the cities of Dusseldorf, Leipzig and Munich. For the quarter ended March 31, 1993, the Company had revenues of $3,566,694 resulting in an operating profit of $208,159. Selling, general and administrative expenses, due to the overhead generated by its subsidiary, OWI-AG, rose to $1,488,424 from the comparable quarter in 1992 of $87,870.

   Income from operations during the quarter amounted to $208,159, compared to a loss of $84,400 for the same period a year ago. Net income totaled $207,730 or $0.10 per share, compared to a loss of $79,794 or $0.09 for the first quarter in 1992.

Liquidity and Capital Resources

During the subject quarter, the Company continued its offering of Common Shares to European investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, placing 72,687 Common Shares for gross proceeds of $574,227. The Company had total assets as of March 31, 1993 of $3,015,146, of which $1,770,286 were current assets. Working capital increased to $1,068,307 from $352,391 at the beginning of the fiscal year, primarily due to the equity offering.

Cashflow during the period totaled $297,026, with most of this attributable to operations, mainly due to an increase in customers' deposits. Management is of the opinion that the Company's capital resources are sufficient to finance its operations during the remainder of the fiscal year.

PART II - OTHER INFORMATION


ITEM 1.Legal Proceedings.

      There were no pending or threatened legal proceedings during this period.


ITEM 2.Changes In Securities.

      Not Applicable.


ITEM 3.Defaults Upon Senior Securities.

      Not Applicable.


ITEM 4.Submission of Matters to a Vote of Security Holders.

      Not Applicable.


ITEM 5.Other Information

      Not Applicable.


ITEM 6.Exhibits and Reports on Form 8-K

      (a) (3)(i) Articles of Incorporation: incorporated by reference to the Company's Form S-18 Registration Statement, filed with the Securities and Exchange Commission on October 17, 1989, and declared effective on June 29, 1990.

      (3)(i) Articles of Amendment to Articles of Incorporation: incorporated by reference to the Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1991 filed on June 4, 1992 with the Securities and Exchange Commission.

      (3)(ii) Bylaws:incorporated by reference to the Company's Form S- 18 Registration Statement, filed with the Securities and Exchange Commission on October 17, 1989, and declared effective on June 29, 1990.

      (21) Subsidiaries of the Company:

         (i) Finca Consulting Costa Brava, S.A. - is a corporation formed under the laws of the Country of Spain and is the name under which it conducts business.

         (ii) Finca Consulting, Limited - is a corporation formed under the laws of the Country of the united Kingdom and is the name under which it conducts business.

         (iii) Finca Consulting, GmbH - is a corporation formed under the laws of the Country of Germany and is the name under which it conducts business.

         (iv) Opti-Wert-Interest AG - is a corporation formed under the laws of the Country of Switzerland and conducts its retail securities and options business in Germany.

         (27) Financial Data Schedule

      (b)   Reports on Form 8-K

      The Company filed three (3) reports on Form 8-K during the quarter for which this report is filed:

         (i) Form 8-K, filed March 1, 1993, Item 4, reporting on a Change in Registrant's Certifying Accountant;

         (ii) Amendment No. 1 to Form 8-K filed on Form 8 on April 5, 1993, reporting on the Change in Registrant's Certifyign Accountant; and

         (iii)Amendment No. 2 to Form 8-K, filed on Form 8 on May 19, 1993, reporting on the Change in Registrant's Certifying Accountant.

                                   SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     FINCA CONSULTING, INC.
                                                          (Registrant)



Date: December 20, 1997                        By:   /s/Volker Montag
                                                     ----------------
                                                     Volker Montag, President
                                                     Principal Financial Officer