Form 10-Q
period 1993-06-30
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: June 30, 1993

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

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1993, 2,040,937 shares of Registrant's Common Stock, $.01 par value, and 16,305 shares of Registrant's Convertible Preferred Stock, $.00001 par value were issued and outstanding.

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

         Item 3.           Defaults Upon Senior Securities.

         Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

         Item 5.           Other Information.

         Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1

                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                  June 30, 1993









Consolidated Balance Sheets.....................................................

Consolidated Statements of Operations...........................................

Consolidated Statements of Cash Flows...........................................

Notes to the Consolidated Financial Statements..................................

                                      Finca Consulting, Inc. and Subsidiaries
                                            Consolidated Balance Sheets

                                                                                      (Unaudited)
                                                                                        June 30,      December 31,
                                                                                         1993             1992
                                                                                     -----------      -----------
        Assets
Current Assets
      Cash .....................................................................     $   409,167      $   374,915
      Marketable securities ....................................................          36,540           37,480
      Prepaid expenses .........................................................            --              4,369
      Stock subscription receivable ............................................         798,232             --
      Other current assets .....................................................          62,334           86,188
      Sales tax refunds receivable .............................................            --             98,216
      Receivable due from related parties ......................................         532,813           59,529
                                                                                     -----------      -----------
           Total Current Assets ................................................       1,839,086          660,697
                                                                                     -----------      -----------
Property and Equipment, at cost
      Land .....................................................................          19,663           19,826
      Buildings ................................................................          83,866           84,560
      Office furniture and equipment ...........................................         211,192          195,602
                                                                                     -----------      -----------
                                                                                         314,721          299,988
      Less: accumulated depreciation and amortization ..........................        (110,460)         (96,731)
                                                                                     -----------      -----------
           Net Property and Equipment ..........................................         204,261          203,257
                                                                                     -----------      -----------
Other Assets
      Deposits .................................................................          55,330           58,354
      Capital cost - office premium, net of accumulated amortization of $10,438
      and $9,646, respectively .................................................          16,519           17,534
      Investment in Vintage Car ................................................         182,589          226,226
      Investment in real estate - Spain ........................................         577,817          551,263
      Goodwill, net of accumulated amortization of $1,066 and $538, respectively          41,599           42,480
      Other assets .............................................................         148,071           50,617
                                                                                     -----------      -----------
           Total Other Assets ..................................................       1,021,925          946,474
                                                                                     -----------      -----------
           Total Assets ........................................................       3,065,272        1,810,428
                                                                                     ===========      ===========
Liabilities and Stockholders' Equity
Current Liabilities
      Accounts payable and accrued expenses ....................................         238,708          131,323
      Customer credit balances .................................................       1,034,321          176,783
                                                                                     -----------      -----------
           Total Current Liabilities ...........................................       1,273,029          308,106
                                                                                     -----------      -----------
      Minority interests in subsidiary .........................................          45,632           45,632
                                                                                     -----------      -----------

                                      Finca Consulting, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                    (continued)

                                                                                      (Unaudited)
                                                                                        June 30,      December 31,
                                                                                         1993             1992
                                                                                     -----------      -----------
Stockholders' Equity
      Common stock, $.01 par value, 20,000,000 shares authorized, 2,040,937 and
      1,939,895 shares issued and outstanding, respectively ....................          20,409           19,399
      Preferred stock; $.00001 par value, 20,000,000 shares authorized, 16,305
      and 16,305 shares issued and outstanding, respectively ...................               1                1
      Capital in excess of par value ...........................................       4,271,799        3,474,577
      Accumulated deficit ......................................................      (2,488,039)      (1,971,242)
      Cumulative translation adjustment ........................................         (57,559)         (66,045)
                                                                                     -----------      -----------
        Total Stockholders' Equity .............................................       1,746,611        1,456,690
                                                                                     -----------      -----------
        Total Liabilities and Stockholders' Equity .............................     $ 3,065,272      $ 1,810,428
                                                                                     ===========      ===========

See notes to the consolidated financial statements.

                                      Finca Consulting, Inc. and Subsidiaries
                                       Consolidated Statements of Operations
                                                    (Unaudited)





                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                 -----------------------------       -----------------------------

                                                    1993               1992              1993               1992
                                                 -----------       -----------       -----------       -----------
Revenues and Sales Commissions ............      $ 2,805,320       $     2,273       $ 6,372,014       $     5,743
Cost of Shares and Options ................        1,988,473              --           3,858,584              --
                                                 -----------       -----------       -----------       -----------
Gross Profit ..............................          816,847             2,273         2,513,430             5,743
Selling, general and administrative
expenses ..................................        1,528,361           152,583         3,016,785           240,453
                                                 -----------       -----------       -----------       -----------
          (Loss) From Operations ..........         (711,514)         (150,310)         (503,355)         (234,710)
                                                 -----------       -----------       -----------       -----------
Other Income (Expense)
   Interest income ........................                4             5,600               398            10,206
   Interest expense .......................          (13,017)             --             (13,840)             --
                                                 -----------       -----------       -----------       -----------
        Total Other Income (Expense) ......          (13,013)            5,600           (13,442)           10,206
                                                 -----------       -----------       -----------       -----------

Net (Loss) ................................      $  (724,527)      $  (144,710)      $  (516,797)      $  (224,504)
                                                 ===========       ===========       ===========       ===========
Net (Loss) Per Share ......................      $     (2.82)      $     (0.14)      $     (3.95)      $     (0.23)
                                                 ===========       ===========       ===========       ===========
Weighted Average Number of Common
Shares Outstanding.........................        2,040,937         1,068,511         2,040,937           962,190
                                                 ===========       ===========       ===========       ===========

See notes to the consolidated financial statements.

                                 Finca Consulting, Inc. and Subsidiaries
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)


                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                                 1993           1992
                                                                              ---------      ---------
Cash Flows From Operating Activities
   Net (Loss) ...........................................................     $(516,797)     $(224,504)
   Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used for)
   Operating Activities
      Depreciation and amortization .....................................        59,261         11,662
      Decrease in marketable securities .................................           940           --
      Decrease in  prepaid expenses .....................................         4,369          2,962
      Decrease (increase) in other current assets .......................        23,854       (174,708)
      Decrease in sales tax refunds receivable ..........................        98,216           --
      (Increase) in other assets ........................................       (97,454)       (33,020)
      Increase in accounts payable and accrued expenses .................       107,385         28,400
      Increase in customer credit balances ..............................       857,538           --
      (Increase) in receivable due from related parties .................      (473,284)          --
      Decrease (increase) in deposits ...................................         3,024        (16,221)
                                                                              ---------      ---------
        Net Cash Provided by (Used for) Operating Activities ............        67,052       (405,429)
                                                                              ---------      ---------
Cash Flows From Investing Activities
   Purchase of property and equipment ...................................       (14,733)       (46,433)
   Investment in real estate - Spain ....................................       (26,554)      (153,846)
                                                                              ---------      ---------
        Net Cash (Used for) Investing Activities ........................       (41,287)      (200,279)
                                                                              ---------      ---------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock ...............................          --          639,904
   Stock offering costs .................................................          --         (102,000)
   Payments on note payable to affiliate ................................          --           (2,156)
                                                                              ---------      ---------
        Net Cash Provided by Financing Activities .......................          --          535,748
                                                                              ---------      ---------
Effect on Exchange Rate Changes on Cash .................................         8,487         53,577
                                                                              ---------      ---------
Net Increase (Decrease) in Cash .........................................        34,252        (16,383)
Cash at Beginning of the Period .........................................       374,915        873,607
                                                                              ---------      ---------
Cash at the End of the Period ...........................................     $ 409,167      $ 857,224
                                                                              =========      =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock .............................................     $ 798,232      $    --
                                                                              =========      =========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)



BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1993 are not necessarily indicative of the results that may be expected for the year ended December 31, 1993. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1992.

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

Results of Operations

   Substantially all of the Company's revenues of $2,805,320 for the quarter, and of $6,372,014 for the six months period, ended June 30, 1993, were generated by its subsidiary, Opti-Wert-Interest, AG ("OWI-AG") through sales commissions derived from its retail securities brokerage activities. OWI-AG has three (3) sales offices in Germany, located in the cities of Dusseldorf, Leipzig and Munich.

  For the quarter ended June 30, 1993, the Company suffered a net loss of $724,527 due principally to an approximate 22% drop in revenues accompanied by a more than 50% decrease in gross profits of OWI-AG from the previous quarter ended March 31, 1993. Gross profits tend to be more volatile due to margin fluctuations in the stock and bond markets, and therefore affect the Company's performance more significantly than volume changes. Selling, general and administrative expenses for the quarter amounted to $1,528,361, rising approximately 3%, or $40,000, from the previous quarter. Management expects renewed growth in revenues during the upcoming quarters, however, cannot predict with accuracy movements of securities markets and resulting margins.

Liquidity and Capital Resources

   The Company had total assets as of June 30, 1993 of $3,065,272, of which $1,839,086 were current assets, and working capital of $566,057. During the quarter, the Company sold 28,355 shares of its common stock through private placements with European investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, with net proceeds therefrom of $444,005. Cash reserves at the end of the quarter were sufficient, at $409,167; the negative impact of the loss for the quarter was compensated by a similar increase in customer deposits.

PART II - OTHER INFORMATION

ITEM 1.Legal Proceedings.

      There were no pending or threatened legal proceedings during this period.

ITEM 2.Changes In Securities.

      During the quarter, the Company sold 28,355 shares of its common stock through private placements with European investors, with net proceeds therefrom of $444,005.

ITEM 3.Defaults Upon Senior Securities.

      Not Applicable.

ITEM 4.Submission of Matters to a Vote of Securities.

      Not Applicable.

ITEM 5.Other Information

      Not Applicable.


ITEM 6.Exhibits and Reports on Form 8-K

      (a) (3)(i) Articles of Incorporation: incorporated by reference to the Company's Form S-18 Registration Statement, filed with the Securities and Exchange Commission on October 17, 1989, and declared effective on June 29, 1990.
      (3)(i) Articles of Amendment to Articles of Incorporation: incorporated by reference to the Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1991 filed on June 4, 1992 with the Securities and Exchange Commission.
      (3)(ii) Bylaws:incorporated by reference to the Company's Form S-18 Registration Statement, filed with the Securities and Exchange Commission on October 17, 1989, and declared effective on June 29, 1990.

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

         (27) Financial Data Schedule

   (b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the period covered by this report on Form 10-Q.

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



                                                     FINCA CONSULTING, INC.
                                                          (Registrant)



Date:    December 20, 1997                      By:  /s/Volker Montag

                                                     Volker Montag, President
                                                     Principal Financial Officer