Form 10-Q
period 1993-09-30
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: September 30, 1993

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

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 30, 1993, 2,040,937 shares of Registrant's Common Stock, $.01 par value, and 16,305 shares of Registrant's Convertible Preferred Stock, $00001 par value, were issued and outstanding.

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

         Item 3.           Defaults Upon Senior Securities.

         Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

         Item 5.           Other Information.

         Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1

                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                               September 30, 1993









Consolidated Balance Sheets.....................................................

Consolidated Statements of Operations...........................................

Consolidated Statements of Cash Flows...........................................

Notes to the Consolidated Financial Statements..................................

                                     Finca Consulting, Inc. and Subsidiaries
                                           Consolidated Balance Sheets

                                                                                   (Unaudited)
                                                                                    September         December
                                                                                     30, 1993         31, 1992
                                                                                   -----------      -----------
        Assets
Current Assets
   Cash .......................................................................     $   386,541      $   374,915
   Marketable securities ......................................................            --             37,480
   Prepaid expenses ...........................................................            --              4,369
   Stock subscription receivable ..............................................         687,372             --
   Other current assets .......................................................           4,005           86,188
   Sales tax refunds receivable ...............................................            --             98,216
   Receivable due from related parties ........................................         598,482           59,529
                                                                                    -----------      -----------
        Total Current Assets ..................................................       1,676,400          660,697
                                                                                    -----------      -----------
Property and Equipment, at cost
   Land .......................................................................          19,694           19,826
   Buildings ..................................................................          83,994           84,560
   Office furniture and equipment .............................................         226,334          195,602
   Motor vehicle ..............................................................           9,226             --
                                                                                    -----------      -----------
                                                                                        339,248          299,988
   Less: accumulated depreciation and amortization ............................        (125,710)         (96,731)
                                                                                    -----------      -----------
        Net Property and Equipment ............................................         213,538          203,257
                                                                                    -----------      -----------
Other Assets
   Deposits ...................................................................          57,857           58,354
   Capital cost - office premium, net of accumulated amortization of $11,032
   and $9,646, respectively ...................................................          15,966           17,534
   Investment in Vintage Car ..................................................         150,906          226,226
   Investment in real estate - Spain ..........................................         577,817          551,263
   Goodwill, net of accumulated amortization of $1,335 and $538, respectively .          41,396           42,480
   Other assets ...............................................................         154,404           50,617
                                                                                    -----------      -----------
        Total Other Assets ....................................................         998,346          946,474
                                                                                    -----------      -----------
        Total Assets ..........................................................       2,888,284        1,810,428
                                                                                    ===========      ===========
        Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses ......................................         255,317          131,323
   Customer credit balances ...................................................       1,017,450          176,783
                                                                                    -----------      -----------
        Total Current Liabilities .............................................       1,272,767          308,106
                                                                                    -----------      -----------
   Minority interests in subsidiary ...........................................          45,632           45,632
                                                                                    -----------      -----------

                                     Finca Consulting, Inc. and Subsidiaries
                                           Consolidated Balance Sheets
                                                  (continued)

                                                                                   (Unaudited)
                                                                                    September         December
                                                                                     30, 1993         31, 1992
                                                                                   -----------      -----------
Stockholders' Equity
   Common stock, $.01 par value, 20,000,000 shares authorized, 2,040,937 and
   1,939,895 shares issued and outstanding, respectively ......................          20,409           19,399
   Preferred stock; $.00001 par value, 20,000,000 shares authorized, 16,305 and
   16,305 shares issued and outstanding, respectively .........................               1                1
   Capital in excess of par value .............................................       4,271,799        3,474,577
   Accumulated deficit ........................................................      (2,608,536)      (1,971,242)
   Cumulative translation adjustment ..........................................        (113,788)         (66,045)
                                                                                    -----------      -----------
        Total Stockholders' Equity ............................................       1,569,885        1,456,690
                                                                                    -----------      -----------
        Total Liabilities and Stockholders' Equity ............................     $ 2,888,284      $ 1,810,428
                                                                                    ===========      ===========


See notes to the consolidated financial statements.

                                     Finca Consulting, Inc. and Subsidiaries
                                      Consolidated Statements of Operations
                                                   (Unaudited)






                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                             -------------------------------     ------------------------------
                                                  1993              1992              1993              1992
                                             ------------      ------------      ------------      ------------
Sales Commissions ......................     $  4,604,241      $     22,277      $ 10,976,255      $     28,020
Cost of Shares and Options .............        4,475,981           582,961         8,334,565           582,961
                                             ------------      ------------      ------------      ------------
Gross Profit ...........................          128,260          (560,684)        2,641,690          (554,941)
Operating Expenses
   Selling, general and administrative .          247,407         1,010,153         3,264,192         1,250,606
                                             ------------      ------------      ------------      ------------
          (Loss) From Operations .......         (119,147)       (1,570,837)         (622,502)       (1,805,547)
                                             ------------      ------------      ------------      ------------
Other Income (Expense)
   Interest income .....................               25             2,282               423            12,488
   Interest expense ....................           (1,375)           (5,849)          (15,215)           (5,849)
                                             ------------      ------------      ------------      ------------
        Total Other Income (Expense) ...           (1,350)           (3,567)          (14,792)            6,639
                                             ------------      ------------      ------------      ------------
Net (Loss) .............................     $   (120,497)     $ (1,574,404)     $   (637,294)     $ (1,798,908)
                                             ============      ============      ============      ============

Net (Loss) Per Share ...................     $     (16.94)     $      (1.07)     $      (3.20)     $      (1.36)
                                             ============      ============      ============      ============
Weighted Average Number of
Common Shares Outstanding .............         2,040,937         1,474,107         2,040,937         1,326,720
                                             ============      ============      ============      ============


See notes to the consolidated financial statements.

                                  Finca Consulting, Inc. and Subsidiaries
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           ----------------------------
                                                                               1993             1992
                                                                           -----------      -----------
Cash Flows From Operating Activities
   Net (Loss) ........................................................     $  (637,294)     $(1,798,908)
   Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in)
   Operating Activities:
      Depreciation and amortization ..................................         106,951           15,617
      Minority interests in subsidiary ...............................            --             45,632
      Decrease in marketable securities ..............................          37,480             --
      Decrease in prepaid expenses ...................................           4,369            2,962
      Decrease (increase) in other current assets ....................         180,399         (149,349)
      Increase in receivable due from related parties ................        (538,953)            --
      Decrease (increase) in deposits ................................             497          (36,595)
      (Increase) in other assets .....................................        (103,787)         (27,792)
      Increase in accounts payable and accrued expenses ..............         123,994          153,643
      Increase in customer credit balances ...........................         840,667          377,108
                                                                           -----------      -----------
        Net Cash Provided by (Used in) Operating Activities ..........          14,323       (1,417,682)
                                                                           -----------      -----------
Cash Flows From Investing Activities
   Purchase of property and equipment ................................         (39,260)        (125,658)
   Stock investment ..................................................            --             49,603
   Investment in real estate - Spain .................................         (26,554)        (481,042)
   Investment in vintage car .........................................            --           (219,477)
                                                                           -----------      -----------
        Net Cash (Used) in Investing Activities ......................         (65,814)        (776,574)
                                                                           -----------      -----------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock ............................         110,860        2,011,700
   Stock offering costs ..............................................            --           (132,000)
   Additional capital contributions ..................................            --               --
   Proceeds from note payable to affiliate ...........................            --            283,066
   Payment on note payable to affiliate ..............................            --             (2,156)
                                                                           -----------      -----------
        Net Cash Provided by Financing Activities ....................         110,860        2,160,610
                                                                           -----------      -----------
Effect on Exchange Rate Changes on Cash ..............................         (47,743)          21,385
                                                                           -----------      -----------
Net Increase (Decrease) in Cash ......................................          11,626          (12,261)
Cash at Beginning of the Period ......................................         374,915          873,607
                                                                           -----------      -----------
Cash at the End of the Period ........................................     $   386,541      $   861,346
                                                                           ===========      ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock ..........................................     $   687,372      $      --
                                                                           ===========      ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1993 are not necessarily indicative of the results that may be expected for the year ended December 31, 1993. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1992.

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

                     Finca Consulting, Inc. and Subsidiaries



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Financial Statements and notes thereto included in Item 1 above.

Results of Operations

   Substantially all of the Company's revenues during the quarter and the nine months ended September 30, 1993, were generated by its subsidiary, Opti-Wert-Interest AG ("OWI-AG") through its retail securities brokerage activities.

   Revenues increased from $2,805,320 in the prior quarter to $4,604,241, an increase of approximately 64%. Revenues for the nine months period ended September 30, 1993, amounted to $10,976,255. Notwithstanding this substantial increase in revenues, the Company suffered a net loss for the quarter of $120,497 due principally to unfavorable price developments in the securities markets, resulting in a significant increase in the Company's cost of the equities and options purchased during the quarter, which totaled $4,475,981, representing approximately 97% of revenues, and an approximate 36% increase in such costs from the first two quarters of fiscal year 1993. The loss would have been greater if not for savings achieved in general and administrative expenses.


Liquidity and Capital Resources

   The Company had total assets as of September 30, 1993 of $2,888,284, of which $1,676,400 were current assets. Working capital at the end of the quarter totaled $403,633, including a cash position of $386,541. Management believes that liquidity will remain sufficient to meet all anticipated cash needs.

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

         (27) Financial Data Schedule

   (b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the period covered by this Form 10-Q.

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