Form 10-K
period 1993-12-31
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]

                   For the Fiscal Year ended December 31, 1993

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange of 1934 [No Fee Required]

                        For the Transition Period From to

                          Commission File No. 33-31639

                             FINCA CONSULTING, INC.
              Exact Name of Registrant as Specified in its Charter

            COLORADO                                           84-1101572
   State or Other Jurisdiction of                            IRS Employer
    Incorporation or Organization                         Identification  Number

                 Koenigsallee 106, 40215 Duesseldorf, Germany
               Address of Principal Executive Offices , Zip Code

                               011-44-171-431-4529
                Registrants Telephone Number, Including Area Code

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

                                             Name of Each Exchange
            Title of Each Class              on Which Registered
            -------------------              -------------------
                  NONE                                NONE

           Securities Registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant's revenues for the fiscal year ended December 31, 1993, were $16,603,901.

The aggregate market value of the vesting stock held by non-affiliates of the Registrant cannot be determined because there has been no appreciable trading in the stock for the past several years.

         As of December 31, 1993, 2,146,633 shares of Common Stock, $.01 par value, and 16,305 shares of Preferred Stock $.00001 par value were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                             FINCA CONSULTING, INC.

                                    CONTENTS


PART I.

         Item  1.          Business
         Item  2.          Properties
         Item  3.          Legal Proceedings
         Item  4.          Submission of Matters to a
                           Vote of Security Holders
PART II.
         Item  5.          Market for Registrant's Common
                           Equity and Related Stockholder
                           Matters

         Item  6.          Selected Financial Data

         Item  7.          Managements' Discussion and
                           Analysis of Financial Condition
                           and Results of Operation

         Item  8.          Financial Statements and
                           Supplementary Data

         Item  9.          Changes in and Disagreements with
                           Accountants on Accounting and
                           Financial Disclosure
PART III.
         Item 10.          Directors and Executive Officers
                           of the Registrant

         Item 11.          Executive Compensation

         Item 12.          Security Ownership of Certain
                           Beneficial Owners
                           and Management

         Item 13.          Certain Relationships
                           and Related Transactions
PART IV.
         Item 14.          Exhibits, Financial Statement
                           Schedules, and Reports on 8-K

                                     PART I

ITEM     1:       BUSINESS

                  (a) General Development of Business The Corporation was incorporated in Colorado on October 25, 1988 for the purpose of acquiring or completing a merger with another company. Effective July 22, 1991, the Company entered into a common stock exchange agreement with Finca Consulting Costa Brava, S.A. whereby the Company transferred essentially 100% of its net assets to Finca Consulting Costa Brava, S.A. As a result of the merger, Finca Consulting Costa Brava, S.A. remained as the sole ongoing entity for accounting purposes. Finca Consulting Costa Brava, S.A. is located in and was incorporated in Spain on June 14, 1989 and its principal business is acting as a real estate broker for sales of Spanish properties, mainly holiday homes.

                  Subsequent to the aforementioned July 22, 1991 merger, the Corporation generated capital through an offering of preferred stock in Europe and in September 1991 formed an additional wholly-owned subsidiary, Finca Consulting Ltd, incorporated in the United Kingdom. Finca Consulting Ltd. was formed to assist Finca Consulting Costa Brava,S.A. in the marketing and sales of Spanish properties.

                  In January 1991, the Corporation formed another new wholly-owned subsidiary, Finca Consulting GmbH, incorporated in Germany. Finca Consulting GmbH was formed to engage in the buying, selling and administration of Spanish real estate.

                  In May, 1992, the Company commenced an offering of its Common Shares in Europe.

                  In July 1992, the corporation entered into and consummated a common stock exchange agreement with King National Corporation,a U.S. corporation,whereby the sole transferable asset was a 100% ownership interest of Opti-Wert-Interest AG ("OWI-AG") a Swiss corporation. OWI-AG is primarily engaged in the buying and selling of marketable securities and options on behalf of its customers in Germany via a network of independent brokers. The sale of securities, including futures options contracts are subject to regulation in Germany by the Banking Supervisory Authority.

                  On October 1, 1992, Finca Consulting Limited acquired three additional companies incorporated in the United Kingdom, each of which are engaged as real estate agencies.

                  The Corporation is currently subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. The Corporation has the authority to issue an aggregate of Twenty Million (20,000,000) common shares, par value $.01 and Twenty Million (20,000,000) preferred shares, $.00001 par value.

                  As of December 31, 1993, there were outstanding 2,146,633 Common Shares and 16,305 Preferred Shares.

                  The Corporation did not acquire or dispose of any material amount of assets during the fiscal year ended December 31, 1993.

                  (b)  Financial Information About Industry Segments.

                  The Corporation operates in two business segments, acting as a real estate broker for sales and rentals of properties in Europe and, through its subsidiary, OWI-AG, the buying and selling of marketable securities and options on behalf of OWI-AG's customers in Germany.

                  The Corporation operates primarily in Europe. Information regarding each geographic area on an unconsolidated basis for 1993 and 1992 is as follows:

                                                                         December 31, 1993
                                             ------------------------------------------------------------------
                                                United                    Consolidated
                                                States             Europe         Eliminations         Totals
                                             ------------      ------------      ------------      ------------
Sales to unaffiliated customers
     Real estate sales .................     $          0      $          0      $          0      $          0
     Marketable securities
        and option sales ...............                0        16,603,901                 0        16,603,901
Operating (loss)
     Real estate sales .................                0          (877,237)                0          (877,237)
     Marketable securities
        and option sales ...............         (181,441)       (1,380,633)                0        (1,562,074)
Other income (expense ..................           24,887           (43,207)                0           (18,320)
                                             ------------      ------------      ------------      ------------
Net (Loss) .............................         (156,554)       (2,301,077)                0        (2,457,631)

Identifiable assets at December 31, 1993
    Real estate industry ...............                0           925,575                 0           925,575
    Marketable securities and
       option industry .................                0           885,274                 0           885,274
       Other industries

General corporate assets ...............                0             6,033                 0                 0
                                             ------------      ------------      ------------      ------------
                                                                                                          6,033
      Total Assets .....................     $          0      $  1,816,882      $          0      $  1,816,882
                                             ============      ============      ============      ============

                                                                    December 31, 1992
                                             ---------------------------------------------------------------
                                               United                Consolidated
                                               States           Europe         Eliminations         Totals
                                             -----------      -----------      -----------      -----------
Sales to unaffiliated customers
     Real estate sales .................     $         0      $    36,369      $         0      $    36,369
     Marketable securities
        and option sales ...............               0        2,656,076                0        2,656,076
Operating (loss)
     Real estate sales .................               0         (550,639)               0         (550,639)
     Marketable securities
        and option sales ...............        (102,453)      (1,136,310)               0       (1,238,763)
Other income (expense ..................          10,938           (8,173)               0            2,765
                                             -----------      -----------      -----------      -----------
Net (Loss) .............................         (91,515)      (1,695,122)               0       (1,786,637)

Identifiable assets at December 31, 1992
    Real estate industry ...............               0          473,878                0          473,878
    Marketable securities and
       option industry .................         551,263          766,147                0        1,317,410
       Other industries

General corporate assets ...............               0           19,140                0           19,140
                                             -----------      -----------      -----------      -----------
      Total Assets .....................     $   551,263      $ 1,259,165      $         0      $ 1,810,428
                                             ===========      ===========      ===========      ===========


                  (c)      Narrative Description of Business

                  The Corporation and its subsidiaries operate in two segments, acting as a real estate broker for sales and rentals of properties in Europe and the buying and selling of marketable securities and options on behalf of its customers in Germany through its subsidiary, Opti-Wert-Interest AG, a Swiss corporation ("OWI-AG").

                  The Corporation's activities have been limited to raising capital and through its subsidiary, OWI-AG, the buying and selling of marketable securities and options on behalf of its customers in Germany.

                  Historically, the Company operated solely in the European real estate market. However, since its acquisition of OWI-AG, in July, 1992, the Company has focused its business operation chiefly in the buying and selling of equities and options on behalf of German customers.

                  The Corporation and its subsidiaries derived revenues from its real estate operations in the approximate amount of $36,369 in 1992 and $51,848 in 1991. No revenues were earned from this business segment in fiscal 1993. The Corporation and its subsidiaries generated revenues from its securities brokerage operations of $16,603,901 in 1993 and $2,656,076 in 1992.

                  Neither industry segment in which the Corporation does business is seasonal. The Corporation is not dependent upon a single customer or a few customers. Accordingly, the loss of any one or more of such customers would not have a material adverse effect on either industry segment.

                  In its securities brokerage operations, the Corporation competes with established companies, private investors, limited partnerships and other entities (many of which may possess substantially greater resources than the Corporation) in connection with its brokerage business securities and options brokerage business. A majority of the companies with which the Corporation competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Corporation now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. The Corporation competes with these entities on the basis of service and sales commissions.

                  The Corporation and its subsidiaries employ no full time persons and no part time persons in its real estate operations and 16 full time persons and no part time persons in its securities brokerage operations.

                  (d) Financial information about foreign and domestic operations and export sales.


                                                                          December 31, 1993
                                             ------------------------------------------------------------------
                                               United                   Consolidated
                                               States             Europe           Eliminations        Totals
                                             ------------      ------------      ------------      ------------
Sales to unaffiliated customers ........     $          0      $ 16,603,901      $          0        16,603,901
Operating (loss) .......................         (181,441)       (2,257,870)                0        (2,439,311)
Other income (expense) .................           24,887           (43,207)                0           (18,320)
Net (Loss) .............................         (156,554)       (2,301,077)                0        (2,457,631)
Identifiable assets at December 31, 1992                0         1,810,849                 0         1,810,849

General corporate assets ...............     $          0      $      6,033      $          0      $      6,033
                                                                                                   ------------
      Total Assets .....................                                                           $  1,816,882
                                                                                                   ============

                                                                      December 31, 1992
                                             --------------------------------------------------------------
                                                United                 Consolidated
                                                States           Europe        Eliminations        Totals
                                             ------------     -----------      -----------      -----------
Sales to unaffiliated customers ........     $          0     $ 2,692,445      $         0      $ 2,692,445


Operating (loss) .......................        (102,453)      (1,686,949)               0       (1,789,402)
Other income (expense) .................          10,938           (8,173)               0            2,765
Net (Loss) .............................         (91,515)      (1,695,122)               0       (1,786,637)

Identifiable assets at December 31, 1992         551,263        1,038,779                0        1,590,042

General corporate assets ...............     $         0      $   220,386      $         0      $   220,386
                                                                                                -----------
      Total Assets .....................                                                        $ 1,810,428
                                                                                                ===========

ITEM 2:           Properties

                  Real Estate Operations.

                  During 1993, the Corporation's executive offices were located at 665 Finchley Road, London NW2 2HN Telephone No. 011-44-71-431-4529. The offices have since been relocated to 106 Koenigsallee, 40215 Duesseldorf, Germany. The Corporation leases 1,000 square feet in office and showroom space in Play de Aro, Spain under a five year lease which commenced February 1991. The lease is cancelable with a 90 day notice and provides for annual rent increases based on a price index. the Corporation paid rents of $32,103 and $40,631 for the years 1993 and 1992, respectively.

                  In January 1993, the Company leased the Spanish property, consisting of a residential dwelling located in Gerona, Spain to Volker Montag, an officer and director of the Company. The term of the lease is for a period of five years commencing January 1, 1993 and requires payment of $1,000 rent per month for each of the ensuing sixty months.

                  Securities Operations.

                  In January 1992, the Corporation entered into a lease agreement for 9,600 square feet of office space in Dusseldorf, Germany. The lease required a deposit of $37,345 and requires monthly rental payments of $12,448 through December 1996. The monthly rent may be increased based on a price index and the lease provides for a five year renewal option. The Corporation (by virtue of its acquisition of King National Corporation) leases 13,700 square feet in office space in Zug, Switzerland, as well as automobiles and office equipment under operating leases. The Corporation paid $21,807 for the six month period from July 1, 1992 to December 31, 1992 and $84,546 for the year ended December 31, 1993.


ITEM 3:           LEGAL PROCEEDINGS

                  The Corporation is not involved in any legal proceedings as of the date of this Form 10-K nor are any material proceedings known to be contemplated.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

                                     PART II


ITEM 5:           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

(a)(1)(i) The Corporation is not currently trading on the over-the-counter "Pink Sheet" market or on any exchange.

(b)               As  of  December  31,  1993  there  were   approximately   671
                  shareholders of record for the Common Stock.

(c)               the Corporation has not declared or paid any cash dividends.


ITEM 6:           SELECTED FINANCIAL DATA

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 1993, 1992, 1991, 1990 and 1989 is derived from the financial statements of the Corporation and should be read in conjunction with the financial statements and notes thereto.

Balance Sheet                                                    For The Year Ended
                                                                    December 31,
                                     -----------------------------------------------------------------------
                                        1993            1992          1991            1990           1989
                                     ----------     ----------     -----------    -----------    -----------

Total Assets ...................     $1,816,882     $1,810,428     $1,287,313     $   50,449     $  162,610
Long Term Debt .................              0              0              0              0              0
Minority Interests in Subsidiary         45,632         45,632              0              0              0
Total Stockholders' Equity .....     $  628,821     $1,456,690     $1,254,952     $   40,764     $  (38,781)

Statement of Operations

                                                                                 December 31,
                                           -----------------------------------------------------------------------------------
                                                1993              1992               1991              1990             1989
                                           ------------      ------------      ------------      ------------     ------------
Revenues from continuing operations ..     $ 16,603,901      $  2,692,445      $     46,914      $     29,361     $      5,310
Cost of Shares and Options ...........     $ 13,728,846      $  1,749,426
                                           ------------      ------------      ------------      ------------     ------------
   Gross Profit ......................     $  2,875,055      $    943,019      $     46,914      $     29,361     $      5,310

Selling general and administrative
   expenses ..........................     $  5,314,366      $  2,732,421      $    245,744      $    140,728     $     84,673
                                           ------------      ------------      ------------      ------------     ------------
Operating (loss) .....................     $ (2,439,311)     $ (1,789,402)     $   (198,830)     $   (111,367)    $    (79,363)
Other income (expense) ...............     $    (18,320)     $      2,765      $     12,225      $      1,524     $        901

Net (loss) from continuiing operations     $ (2,457,631)     $ (1,786,637      $   (186,605)     $   (109,843)    $    (78,462)

Extraordinary income .................     $          0      $          0      $          0      $    190,305     $          0
                                           ------------      ------------      ------------      ------------     ------------

Net Income (Loss).....................     $ (2,457,631)     $ (1,786,637)     $   (186,605)     $     80,462     $    (78,462)
                                           ============      ============      ============      ============     ============

Loss per common share of
   outstanding and subscribed stock
   (from continuing operations).......     $     (1.14)      $      (1.77)     $      (0.26)     $      0.17      $      (0.12)

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                  Quarter Ended December 31, 1993

                  The Corporation's wholly owned Swiss subsidiary, Opti-Wert-Interest AG ("OWI-AG") continues to be the sole source of revenues for the Corporation. OWI-AG operates a securities brokerage business in Germany, utilizing commissioned sales brokers to sell equity stocks and options to its customers in Germany.

                  For the quarter ended December 31, 1993 the Corporation had revenues of $5,627,646, resulting in a net loss of $1,820,337. This loss was substantially due to the high cost of equity securities and options of $5,394,281 and selling, general and administrative expenses of $2,050,174, incurred for the quarter.

                  Year Ended December 31, 1993

                  For the year ended December 31, 1993, the Corporation had gross revenues of $16,603,901, generated exclusively by its subsidiary, OWI-AG, through its securities brokerage business in Germany. For the year ended December 31, 1993, the Corporation experienced a net loss of $2,457,631. This loss was the result of the high cost of products - equity securities and options - purchased by OWI-AG in the course of its trading business, in the amount of $13,728,846, and the substantial administrative costs incurred as well as commissions paid in the amount of $5,314,366. OWI-AG utilizes the administrative services of a German affiliate, Telecom GmbH, which provides the facilities and infrastructure for the Company's network of brokers for its equity securities and options business. During fiscal year 1993, the Corporation, through OWI-AG, paid Telecom GmbH $1,703,792, for these administrative services and $1,891,704, in brokerage fees: see, Note 2 to Consolidated Financial Statements annexed hereto as Exhibit A.


                  Fiscal Year 1993 Compared to Fiscal Year 1992

                  On July 15, 1992, the Corporation consummated a stock exchange agreement with King National Corporation, a Nevada corporation, the principal result of which was the acquisition of Opti-Wert-Interest AG ("OWI-AG"), the Corporation's currently wholly owned subsidiary and sole revenue generating business (the "OWI-AG Acquisition"): see, Note 5 to Consolidated Financial Statements annexed hereto as Exhibit A. During fiscal 1992 and prior to the OWI-AG Acquisition, the Corporation derived its revenues from its real estate sales and rental operations of holiday residential units in Spain: this real estate business produced no revenues during fiscal year 1993, as compared to revenues of $36,369 during fiscal year 1992.

                  During 1993, the Corporation's revenues of $16,603,901 were all derived from OWI-AG's securities brokerage activities in Germany as compared to 1992, which showed revenues of $2,656,076 attributable to OWI-AG and revenues of $36,369 from its Spain-based real estate operations. During 1993, the Corporation sustained a loss of $2,457,631, as compared to a loss of $1,786,637 in fiscal year 1992. The OWI-AG Acquisition resulted in a material increase in selling, general and administrative expenses which totaled $5,314,366 in 1993 as compared to $2,732,421 in 1992.

                  For the year ended December 31, 1993, the Corporation experienced a nominal decrease in cash used in operations, from $(1,686,186) for the year ended December 31, 1992, to $(1,539,520)for the year ended December 31, 1993. Cash flow from operations was affected primarily by an increase in customer credit balances to $749,929 at December 31, 1993,as compared to $176,783 at December 31, 1992, due to the increased customer brokerage activities of OWI-AG. Conjunctively, cash flow from operating activities was materially reduced by a $234,402 increase in receivables. Depreciation and amortization contributed $246,181 to cash flow from operations in 1993. The Corporation materially reduced cash outlays for investing activities during fiscal 1993, from utilizing $1,099,990 during fiscal year 1992 to total expenditures of $132,651 during fiscal year 1993. $90,120 was spent on real estate and property and equipment during 1993 as compared to expenditures aggregating $775,741 during 1992, while an investment of $42,531 in vintage cars was made during 1993 as compared to a total investment of $226,226 in such assets in 1992.

                  Cash flow from financing activities during fiscal year 1993 amounted to $1,654,161, most of which represented proceeds derived from the private placement of the Corporation's Common Shares with European investors pursuant o Regulation S promulgated under the Securities Act of 1933, as amended. During fiscal year 1992, the Corporation derived a material amount of its cash through similar financing activities, i.e., the private placement of its preferred and common stock with European investors, producing cash of $2,362,381: see, Consolidated Statements of Changes in Stockholders' Equity annexed hereto as Exhibit A. At December 31, 1993, the Corporation experienced a decrease in its cash position of $5,204 due to the effects of currency exchange rates as compared to a $74,888 decrease at December 31, 1992 for the same reasons.

                  Fiscal Year 1992 Compared To Fiscal Year 1991

                  Prior to the OWI-AG Acquisition (see above) the Corporation's business and source of revenue was in the sale and rental of holiday residential units in Spain. Through subsidiaries located in the United Kingdom and Germany, the Corporation sold and rented holiday homes in Spain to European residents.

                  Gross revenues in this real estate business amounted to $36,369 at December 31, 1992, a decrease of approximately 22% from revenues of $46,914 at December 31, 1991. As a result of the OWI-AG Acquisition in July 1992 resulting in the Corporation's refocus from its core Spain-based real estate business to OWI-AG's Germany-based securities brokerage operations, selling, general and administrative expenses increased materially, from $245,746 at December 31, 1991 to $2,732,421 at December 31, 1992.

                  The Corporation suffered a loss of $1,786,637 at December 31, 1992, as compared to a loss of $186,605 at December 31, 1991. The material increase in the Corporation's losses at December 31, 1992, was due chiefly to the cost to purchase equity securities and options, amounting to $1,749,426, as well as the material increase in selling, general and administrative expenses, mentioned above, arising from OWI-AG's securities brokerage business.

                  The OWI-AG Acquisition, with its accompanying shift in the Corporation's business, materially changed the Corporation's sources and uses of cash. Substantial amounts of cash were utilized during fiscal 1992 by the Corporation for investments: $551,263 was used to invest in real estate in Spain; $224,778 for property and equipment; $226,226 for vintage automobiles; $37,480 was invested in marketable securities; $43,018 to purchase goodwill, and $17,534 was used for certain capitalized lease expenses. Conjunctively, $2,294,866 was derived from proceeds resulting from the private placement by the Corporation of its common and preferred shares to investors in Europe.

                  At December 31, 1992, the Corporation's cash was decreased by $74,888, as compared to $13,343 at December 31, 1991 due to adjustments resulting from currency exchange rates.



ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Corporation's Financial Statement and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Changes in Registrant's Certifying Accountant.


         (a)
         304(a)(1)(i): Neil James & Associates, P.C., Registrant's former independent accountant previously engaged as the principal accountant to audit the Registrant's financial statements, was dismissed on December 18, 1995.

         (a)(1)(ii): Mr. Neil James & Associates, P.C. did not issue any reports on the Registrant's financial statements for the past two fiscal years.

         (a)(1)(iii): The Registrant's Board of Directors recommended and approved the hiring of Rosenberg Rich Baker Berman & Company Certified Public Accountants, 380 Foothill Road, Bridgewater, New Jersey as the Registrant's principal independent accountant and to dismiss Neil James & Associates, P.C.

         (a)(1)(iv)(A): Registrant is unaware of any disagreements between Registrant and Neil James & Associates, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         (a)(1)(iv)(B)(1),(2) and (3):  Not applicable.

         (a)(1)(iv)(C):  Not applicable.

         (a)(1)(iv)(D):  Not applicable.

         (a)(1)(iv)(E): Registrant authorized its former accountant, Neil James & Associates, P.C., to respond fully to inquiries of Rosenberg Rich Baker Berman & Company, its successor accountant, concerning the subject matter of each and every disagreement or event, if any, known by Registrant's former accountant.

         (a)(2): Registrant's new independent auditors are Rosenberg Rich Baker Berman & Company who were engaged on December 15, 1995.

         (a)(2)(i): Registrant's management engaged in general business conversation with its new accountant, who did not, during such conversations, render any advice to Registrant, oral or written, which was an important factor considered by Registrant in reaching any accounting, auditing or financial reporting issue decisions.

         (a)(2)(ii): Registrant's management did not consult its new accountant regarding any matter that was the subject of a disagreement or event referred to in (a)(1)(iv) above since Registrant is unaware and has no knowledge of any such disagreement or event.

         (a)(2)(ii)(A),(B), and (C): Not applicable.

         (a)(2)(ii)(D): Registrant has requested its new accountant to review the disclosure required by this Item before it is filed with the Securities and Exchange Commission and has been provided the opportunity to furnish Registrant with a letter addressed to the Commission containing any new information, clarification of Registrant's expression of its views, or the respects in which it does not agree with the statements made in response to this Item.

                                    PART III

ITEM 10:          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS

The names and ages of all directors and executive officers of the Corporation are as follows:

     Name                               Position                         Term(s) of Office
     ----                               --------                         -----------------
Volker Montag, Age 40               President and Director            July 22, 1991 to Present

Hugo Winkler, Age 39                Secretary and Director            July 22, 1991 to November 1, 1995

Norani Mohammad Zin, Age 37         Director                          July 22, 1991 to November 1, 1995

Roland Schoneberg, Age 36           Secretary and Director            November 1, 1995 to Present

There  are  no  family  relationships  among  the  Corporation's   Officers  and
Directors.

All Directors of the Corporation hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at the annual meeting of the Corporation's Directors and hold office for a term of one year or until they resign or are removed from office.


Resumes:

Volker Montag - Mr. Montag was born in Essen, Germany and makes his home in Weeze, Germany. From 1990 he has been an officer and Director of King National Corporation (acquired by the Corporation in July 1992.) From 1988 to 1990, Mr. Montag was the Managing Director of Opti-Wert Interest, AG, Switzerland, a Swiss brokerage company, which is a wholly owned subsidiary of the Corporation. He was also associated with VISA Enterprise PLC, London, United Kingdom.

Hugo Winkler - Mr. Winkler was born in Switzerland and currently makes his home in London. Mr. Winkler is an international business consultant and holds directorships in seventeen companies throughout the world. He is the founder and Managing Director of Hugo Winkler & Co., Ltd., a managing consulting company located in London since the early 1980s. Mr. Winkler also has extensive holdings in Southeast Asia, including Singapore and Malaysia. Mr. Winkler is a Qualified Business Administrator from Kaukfmaennischer Verein Zurich, Switzerland in 1974. He is a member of the United Kingdom Institute of Directors in London. Mr. Winkler resigned as Director effective November 1, 1995.

Norani Mohammad Zin - Mr. Zin was born in Malaysia and currently makes is home in Maui, Malaysia. Since 1981, Mr. Zin has been the General Manager of Hugo Winkler & Co., Ltd. in Singapore. Mr. Zin resigned as Director effective November 1, 1995.

Roland Schoneberg - Mr. Schoneberg was born in Germany and currently lives in Koln, Germany. He is member of the board of Telecom GmbH, an affiliate of the Company. He served as director of the Company since November 1995.

ITEM 11:          EXECUTIVE COMPENSATION


                  No compensation was paid to the officers and directors of the Corporation over the last fiscal year. The Corporation has reimbursed and will continue to reimburse its officers and directors for any and all out of pocket expenses incurred relating to the business of the Corporation. In addition, it is not expected that the officers and directors of the Corporation will begin drawing salary until such time as the business operations of the Corporation can substantiate the same. However, in the event any officer and/or director performs extraordinary services on behalf of the Corporation, it is the position of the Board of Directors to reward such services by issuance of a bonus to such person(s).



ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT


                  As of December 31, 1993, there were 2,146,633 Common Shares outstanding. The following tabulates holdings of shares of the Corporation by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Corporation individually and as a group. There were 16,305 Preferred Shares outstanding issued to individuals who are neither officers or directors.

Title of      Name and Address of        Amount and Nature of      Percent of
Class          Beneficial Owner          Beneficial Ownership       Class
-----          ----------------          --------------------       -----

Common        Secure Securities, Ltd.
Stock         c/o Hugo Winkler
              665 Finchley Road
              London, UK                     260,240*               12.12%

              Visa International, PLC
              c/o Hugo Winkler
              665 Finchley Road
              London, UK                     266,667*               12.42%

              Bernd Nagel
              Hessenweg 10 A
              D-4422 Ahaus
              Germany                        119,667                 5.57%

              Volker Montag
              c/o Opti-Wert-Interest
              Industriel Str. 9
              Postfach 6300 ZUB
              Switzerland                    526,907*                24.55%

              Hugo Winkler
              665 Finchley Road
              London, UK                        0                        0%

              Norani Mohammad Zin
              665 Finchley Road
              London, UK                        0                        0%

              Roland Schoneberg
              c/o Opti-Wert-Interest
              Industriel Str. 9
              Postfach 6300 ZUB
              Switzerland                    526,907*                24.55%

              All Directors and Officers
              as a Group                     526,907*                24.55%


---------------
*Messrs. Volker Montag and Roland Schoneberg are majority shareholders of Secure Securities, Ltd. and Visa International, PLC.

ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  (a) Minority Interest in Subsidiary. One of the Corporation's subsidiaries Opti-Wert-Interest, AG ("OWI-AG") has issued participation certificates with a minimal value of Sfr. 10(U.S. $6.60) for a subscription price of U.S. $9.07. These participation certificates carry no voting rights and do not have a fixed return. The Corporation subscribed to 5,040 certificates (49,603). Subsequently in 1992, OWI-AG's parent company (King National Corporation) was acquired by the Corporation thus causing this investment to be eliminated in the consolidation process. The remaining 5,460 certificates are held by various investors.

                  (b) Commissions to Affiliate. Secure Securities, Ltd., a shareholder of the Corporation, controlled by Messrs. Volker Montag and Roland Schoneberg, owns a German company, Telecom GmbH, having its principal offices located in Dusseldorf, Germany ("Telecom"). Telecom provides all of the administrative services to Opti-Wert-Interest AG, the Corporation's wholly owned subsidiary ("OWI-AG"), for its securities brokerage business. During fiscal year 1993 OWI-AG paid Telecom $1,703,792 for their administrative services. Telecom also pays all of OWI-AG's brokerage commissions due to non-affiliated third parties arising out of OWI-AG sales to its customers, which amounted to $1,891,704 during 1993.

                  (c) Loan to Officer and Director. OWI-AG made a loan in the amount of $141,750 to Mr. Volker Montag, an officer and director of the Company during 1993. The loan's outstanding principal balance accrues interest at the rate of five (5%) percent, per annum, and payments in the amount of $7,020 are due quarterly.

                  (d) Payments to Officers and Directors. During 1992, the Corporation paid $4,300 for various office services to a company owned by Hugo Winkler, an officer and director.

                  (e) Office space to Subsidiary. Finca Consulting Limited, a wholly-owned subsidiary of the Corporation is provided, free of charge, office spacein London, England in the business office of an officer and director.

                                     PART IV



ITEM 14:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

(a)(1)            Financial Statements

                           The response to this portion of Item 14 is included as a separate section, Exhibit A, attached hereto and incorporated herein by reference.

(a)(2)            Financial Statements Schedules
                           All   schedules   are  omitted   since  the  required
                           information is not applicable or of insufficient materiality.

(a)(3)            Exhibits

                           The Exhibits that are filed with this report or that are incorporated by reference are set forth in the
                           Exhibit Index.

(b)                        Reports on form 8-K

                           There were no reports filed on Form 8-K during the quarter ended December 31, 1993.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FINCA CONSULTING, INC.

Date:    December 20, 1997
                                                 By: /s/Volker Montag
                                                     ----------------
                                                     Volker Montag
                                                     President
                                                     and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                                                             Date
     ----                                                             ----


/s/Volker Montag                                               December 20, 1997
----------------
Volker Montag, President
  and Director


/s/Roland Schoneberg                                           December 20, 1997
--------------------
Roland Schoneberg, Secretary
  and Director

                                  EXHIBIT INDEX

(2) Agreement and Plan of Reorganization between the Corporation and King National Corporation dated July 1992 incorporated by reference to Form 8-K.

(3)(i) Articles of Incorporation incorporated by reference to Form S-18 filed October 17, 1989. Articles of Amendment to Articles of Incorporation incorporated by reference to the Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1991 filed on June 4, 1992.

(3)(ii)           By Laws  incorporated  by reference to Form S-18 filed October
                  17, 1989.

(13) Quarterly report incorporated by Reference to Quarterly Report on Form 10-Q for period ended September 30, 1993.

(16) Letter regarding change in certifying accountant incorporated by reference to Form 8-K filed in February, 1993.

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

                           (iv) Opti-Wert-Interest, AG - is a corporation formed under the laws of the Country of Switzerland and conducts its retail securities and options business in Germany.

(27)              Financial Data Schedule - attached to Exhibit A

                                    EXHIBIT A








                     Finca Consulting, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                December 31, 1993

                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                December 31, 1993







Independent Auditors' Report on the Financial Statements........................

Financial Statements

     Consolidated Balance Sheets................................................

     Consolidated Statements of Operations......................................

     Consolidated Statements of Changes in Stockholders' Equity.................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

Independent Auditors' Report


                      Rosenberg Rich Baker Berman & Company
                                380 Foothill Road
                          Bridgewater, New Jersey 08807




To the Board of Directors and Stockholders of Finca Consulting, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Finca Consulting, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finca Consulting, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Rosenberg Rich Baker Berman & Company
----------------------------------------
Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey

December 15, 1995

                                    Finca Consulting, Inc. and Subsidiaries
                                          Consolidated Balance Sheets

                                                                                    December        December
                                                                                    31, 1993        31, 1992
                                                                                  -----------      -----------
        Assets
Current Assets
   Cash .....................................................................     $   351,701      $   374,915
   Marketable securities ....................................................            --             37,480
   Prepaid expenses .........................................................            --              4,369
   Other current assets .....................................................          54,137           86,188
   Sales tax refunds receivable .............................................            --             98,216
   Receivable due from related parties ......................................         293,931           59,529
                                                                                  -----------      -----------
        Total Current Assets ................................................         699,769          660,697
                                                                                  -----------      -----------
Property and Equipment, at cost
   Land .....................................................................         134,949           19,826
   Buildings ................................................................         545,238           84,560
   Office furniture and equipment ...........................................         252,102          195,602
   Motor vehicle ............................................................           9,082             --
                                                                                  -----------      -----------
                                                                                      941,371          299,988
   Less: accumulated depreciation and amortization ..........................        (171,304)         (96,731)
                                                                                  -----------      -----------
        Net Property and Equipment ..........................................         770,067          203,257
                                                                                  -----------      -----------
Other Assets
   Deposits .................................................................          53,341           58,354
   Capital cost - office premium, net of accumulated amortization of $11,151
   and $9,646, respectively .................................................          15,426           17,534
   Investment in Vintage Cars ...............................................         101,250          226,226
   Investment in real estate - Spain ........................................            --            551,263
   Goodwill, net of accumulated amortization of $1,577 and $538, respectively          40,487           42,480
   Other assets .............................................................         136,542           50,617
                                                                                  -----------      -----------
        Total Other Assets ..................................................         347,046          946,474
                                                                                  -----------      -----------
        Total Assets ........................................................       1,816,882        1,810,428
                                                                                  ===========      ===========
        Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses ....................................         196,522          131,323
   Customer credit balances .................................................         926,712          176,783
   Note payable .............................................................          19,195             --
                                                                                  -----------      -----------
        Total Current Liabilities ...........................................       1,142,429          308,106
                                                                                  -----------      -----------
   Minority interests in subsidiary .........................................          45,632           45,632
                                                                                  -----------      -----------

                                    Finca Consulting, Inc. and Subsidiaries
                                          Consolidated Balance Sheets
                                                  (continued)

                                                                                    December        December
                                                                                    31, 1993        31, 1992
                                                                                  -----------      -----------
Stockholders' Equity
   Common stock, $.01 par value, 20,000,000 shares authorized, 2,146,633 and
   1,939,895 shares issued and outstanding, respectively ....................          21,466           19,399
   Preferred stock; $.00001 par value, 20,000,000 shares authorized, 16,305
   and 16,305 shares issued and outstanding, respectively ...................               1                1
   Capital in excess of par value ...........................................       5,107,476        3,474,577
   Accumulated deficit ......................................................      (4,428,873)      (1,971,242)
   Cumulative translation adjustment ........................................         (71,249)         (66,045)
                                                                                  -----------      -----------
        Total Stockholders' Equity ..........................................         628,821        1,456,690
                                                                                  -----------      -----------
        Total Liabilities and Stockholders' Equity ..........................     $ 1,816,882      $ 1,810,428
                                                                                  ===========      ===========

See notes to the consolidated financial statements.

                         Finca Consulting, Inc. and Subsidiaries
                          Consolidated Statements of Operations



                                                            Year Ended December 31,
                                                        -------------------------------
                                                             1993               1992
                                                        -----------     ---------------
Revenues and Sales Commissions .....................     $ 16,603,901      $  2,692,445
Cost of shares and options .........................       13,728,846         1,749,426
                                                         ------------      ------------
Gross Profit .......................................        2,875,055           943,019
Selling, general and administrative expenses .......        5,314,366         2,732,421
                                                         ------------      ------------
(Loss) From Operations .............................       (2,439,311)       (1,789,402)
                                                         ------------      ------------
Other Income (Expense)
   Other income ....................................             --               3,104
   Interest income .................................            1,034            10,427
   Interest expense ................................          (19,354)          (10,766)
                                                         ------------      ------------
        Total Other Income (Expense) ...............          (18,320)            2,765
                                                         ------------      ------------
(Loss) Before Income Taxes .........................       (2,457,631)       (1,786,637)
                                                         ------------      ------------
Net (Loss) .........................................     $ (2,457,631)     $ (1,786,637)
                                                         ============      ============
Net (Loss) Per Share ...............................     $      (1.14)     $      (1.77)
                                                         ============      ============
Weighted Average Number of Common Shares Outstanding        2,146,633         1,011,450
                                                         ============      ============


See notes to the consolidated financial statements.

                                               Finca Consulting, Inc. and Subsidiaries
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                    Year Ended December 31, 1993


                                 Preferred Stock                Common Stock
                            --------------------------    --------------------------
                                                                                         Capital          Retained
                                                                                         in Excess         Earnings       Cumulative
                                               Par                            Par          of Par        (Accumulated    Translation
                              Shares          Value         Shares           Value         Value           Deficit)       Adjustment
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance - December
   31, 1992 ............         16,305    $         1      1,939,895    $    19,399    $ 3,474,577    $(1,971,242)    $   (66,045)
Payment of stock sub-
   scription receivable            --             --             --             --             --             --              --
Issuance of common
   stock ...............           --             --          206,738          2,067      1,632,899           --              --
Issuance of preferred
   stock ...............           --             --             --             --             --             --
Preferred stock offering
   costs ...............           --             --             --             --             --             --              --
Foreign currency
   translation loss ....           --             --             --             --             --             --            (5,204)
Net (Loss) for the year
   ended December 31,
   1993.................           --             --             --             --             --       (2,457,631)           --
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance - December 31,
   1993.................         16,305    $         1      2,146,633    $    21,466    $ 5,107,476    $(4,428,873)    $   (71,249)
                            ===========    ===========    ===========    ===========    ===========    ===========     ===========


See notes to the consolidated financial statements.

                                      Finca Consulting, Inc. and Subsidiaries
                            Consolidated Statements of Changes in Stockholders' Equity
                                       For the Year Ended December 31, 1992



                                 Preferred Stock                Common Stock
                            --------------------------    --------------------------
                                                                                         Capital          Retained
                                                                                         in Excess         Earnings       Cumulative
                                               Par                            Par          of Par        (Accumulated    Translation
                              Shares          Value         Shares           Value         Value           Deficit)       Adjustment
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance - December
   31, 1991 ...........         69,920     $         1        814,803    $     8,148    $ 1,422,565     $  (184,605)    $     8,843
Issuance of common
   stock-merger
   agreement ..........           --              --          500,000          5,000       (147,052)           --              --
Issuance of preferred
   stock ..............         30,070            --             --             --          601,400            --              --
Preferred stock
   conversion to
   common stock .......        (83,685)           --          418,425          4,184         (4,184)           --              --
Issuance of common
   stock ..............           --              --          206,667          2,067      1,783,848            --              --
Stock offering costs ..           --              --             --             --         (182,000)           --              --
Foreign currency
   translation loss ...           --              --             --             --             --              --           (74,888)
Net (Loss) for the year
   ended December 31,
   1992................           --              --             --             --             --        (1,786,637)           --
                           -----------     -----------    -----------    -----------    -----------     -----------     -----------
Balance - December 31,
   1992................        16,305     $         1      1,939,895    $    19,399    $ 3,474,577     $(1,971,242)    $   (66,045)
                           ===========     ===========    ===========    ===========    ===========     ===========     ===========


See notes to the consolidated financial statements.

                          Finca Consulting, Inc. and Subsidiaries
                           Consolidated Statements of Cash Flows

                                                                 Year Ended December 31,
                                                              ----------------------------
                                                                  1993            1992
                                                              ------------    ------------
Cash Flows From Operating Activities
Net (Loss) ...............................................    $(2,457,631)    $(1,786,637)
Adjustments to Reconcile Net (Loss) to Net Cash (Used for)
Operating Activities
     Depreciation and amortization .......................        246,181          40,940
     Minority interests in subsidiary ....................           --            45,632
     Decrease in marketable securities ...................         37,480            --
     (Increase) decrease in prepaid expenses .............          4,369          (1,407)
     Decrease (increase) in sales tax refunds receivable .         98,216         (98,216)
     Increase in receivable due from related parties .....       (234,402)           --
     (Increase) decrease in other current assets .........         32,051         (86,188)
     (Increase) in other assets ..........................        (85,925)        (50,617)
     Increase in accounts payable and accrued expenses ...         65,199         101,118
     Increase in customer credit balances ................        749,929         176,783
     Decrease (increase) in deposits .....................          5,013         (27,594)
                                                              -----------     -----------
         Net Cash (Used for) Operating Activities ........     (1,539,520)     (1,686,186)
                                                              -----------     -----------
Cash Flows From Investing Activities
     Purchase of property and equipment ..................        (90,120)       (224,478)
     Investment in real property - Spain .................           --          (551,263)
     Investment in vintage cars ..........................        (42,531)       (226,226)
     Investment in marketable securities .................           --           (37,480)
     Purchase of goodwill ................................           --           (43,018)
     Purchase of capital cost - office premium ...........           --           (17,534)
                                                              -----------     -----------
         Net Cash (Used for) Investing Activities ........       (132,651)     (1,099,999)
                                                              -----------     -----------
Cash Flows From Financing Activities
     Proceeds from issuance of common stock ..............      1,634,966       1,693,466
     Proceeds from issuance of preferred stock ...........           --           601,400
     Stock offering costs ................................           --          (182,000)
     Proceeds from note payable to affiliate .............         19,195         251,671
     Payments on note payable to affiliate ...............           --            (2,156)
                                                              -----------     -----------
         Net Cash Provided by Financing Activities .......      1,654,161       2,362,381
                                                              -----------     -----------
Effect on Exchange Rate Changes on Cash ..................         (5,204)        (74,888)
                                                              -----------     -----------
Net (Decrease) in Cash ...................................        (23,214)       (498,692)
Cash at Beginning of Year ................................        374,915         873,607
                                                              -----------     -----------
Cash at End of Year ......................................    $   351,701     $   374,915
                                                              ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Interest ..........................................    $    19,354     $    10,766

See notes to the consolidated financial statements.

                          Finca Consulting, Inc. and Subsidiaries
                       Notes to the Consolidated Financial Statements




NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Finca Consulting, Inc. (formerly Charter Ventures, Inc.) (the Company) was incorporated in the State of Colorado on October 25, 1988 for the purpose of acquiring or completing a merger with another company. Effective July 22, 1991 the Company entered into a common stock exchange agreement (NOTE 5) with Finca Consulting Costa Brava, S.A. (Finca) whereby, the Company transferred essentially 100% of its net assets to Finca. Subsequent to this stock exchange agreement, the Company and Finca remain as two separate legal entities (the Company as the parent of Finca) however, at the date of the merger Finca remained as the sole ongoing entity for accounting purposes. Finca is located in and was incorporated in Spain on June 14, 1989 and its principal business is acting as a real estate broker for sales of Spanish properties, mainly holiday homes.

              Subsequent to the aforementioned July 22, 1991 merger, the Company generated capital through an offering of preferred stock (NOTE 6) and in September 1991 formed an additional wholly-owned subsidiary, Finca Consulting Limited, incorporated in the United Kingdom. Finca Consulting Limited assists Finca in marketing and sales of Spanish properties.

              In January 1992, the Company formed another new wholly-owned subsidiary, Finca Consulting GmbH, incorporated in Germany. Finca Consulting GmbH is engaged in the buying, selling and administration of the Spanish real estate.

              In July 1992, the Company entered into a common stock exchange agreement (NOTE 5) with King National Corporation, a U.S.
              corporation, whereby the sole transferrable asset was a 100% ownership interest of Opti-Wert - Invest AG (OWI-AG) a Switzerland corporation. OWI-AG is principally engaged in the buying and selling of marketable securities and options on behalf of its customers in Germany via a network of independent brokers.

              On October 1, 1992, Finca Consulting Limited acquired three additional companies incorporated in the United Kingdom, each of which are engaged as real estate agencies.

              A summary of the Company's significant accounting policies is as follows:

              Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Finca Consulting, Inc. (for the period after the July 22, 1991 merger) and its wholly-owned subsidiaries, Finca Consulting Costa Brava, S.A., Finca Consulting Limited (and

                          Finca Consulting, Inc. and Subsidiaries
                       Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Subsidiaries after October 1, 1992), Finca Consulting GmbH, and King National Corporation for the period July 1, 1992 through December 31, 1992 (collectively hereinafter referred to as the Company). All significant intercompany accounts and transactions have been eliminated.


              Property and Equipment

              Property and equipment are recorded at cost with depreciation and amortization being recorded by using the straight-line method over estimated economic useful lives as follows:

                                                     Depreciation
                                                        Method              Lives
                                                        ------              -----
             Buildings                              Straight-line          50 years
             Leasehold improvements                 Straight-line          5 to 8 years
             Office furniture and equipment         Straight-line          4 to 10 years
             Motor vehicles                         Straight-line          4 years

             Expenditures for maintenance and repairs are charged to expense when incurred. Property replacements and betterments, which improve or extend the useful lives of assets, are capitalized and subsequently depreciated.

             Amortization

             Goodwill and Capital Costs - Office Premium is stated at cost. Goodwill is being amortized over 40 years using a straight-line basis. Office premium is being amortized over 19 years using a straight-line basis.

             Vintage Cars - Vintage cars are being amortized based on their estimated book value.

             Stock Offering Costs

             Costs relating to the offering of the Company's common and preferred stock (NOTE 6 and 7) have been charged against the proceeds of the respective offerings.

             Income Taxes

             The provision for income taxes is based on income (loss) as reported for financial statement purposes. Such provision may differ from amounts currently payable, if any, because certain items are reported for income tax purposes in periods different from those in which they are reported in the financial statements. If applicable, the tax effects of these timing differences are reflected as deferred income taxes.

                          Finca Consulting, Inc. and Subsidiaries
                       Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             International subsidiaries are taxed according to applicable laws of the countries in which they do business.

             Translation of Foreign Currencies

             For international subsidiaries operating in their local currency environment, net assets are translated at year-end exchange rates while revenue and expenses are translated at average exchange rates in effect during the year. Adjustments resulting from these translations are accumulated in a separate component of stockholders' equity.

             Net (Loss) Per Share

             The net income (loss) per share has been computed using the weighted average number of common stock shares outstanding during the year. During the period January 1, 1991 through July 21, 1991, 651,842 shares are reported as outstanding. Effective with the July 22, 1991 recapitalization (NOTE 5), 162,961 shares of common stock are reported as issued for a $29,402 capital contribution. During 1992 and 1993, common shares were outstanding as follows:


A.        January 1, 1992 through July 15, 1992                 -      814,803
B.        July 16, 1992 through September 14, 1992              -    1,733,228
          (500,000  shares  issued for all of King National
          Corporation  common shares (NOTE 5)
C.        September 15, 1992 through December 31, 1992          -    1,939,895
          (206,667 additional common shares issued)
          (NOTE 7)
D.        January 1, 1993 through May 15, 1993                  -    2,012,582
E.        May 16, 1993 through November 14, 1993                -    2,040,937
F.        November 15, 1993 through December 31, 1993           -    2,146,633

             Common stock purchase warrants and common stock issuable upon conversion of the Company's preferred stock have been excluded from the computation in that their effects are anti-dilutive.

NOTE 2 -     RELATED PARTY TRANSACTIONS

               (1) On December 31, 1991 the Company made a $49,603 investment in participation certificates of OWI AG (NOTE 8). The investment has been recorded at cost which approximates market value at December 31, 1991. Subsequently in 1992, OWI AG's parent company (King National Corporation) was acquired by the Company thus causing this $49,603 investment to be eliminated in the consolidation process.

               (2) During 1993 and 1992, the Company paid $0 and $19,743, respectively for legal fees to Andrew J. Telsey, P.C. and Andrew I. Telsey, a stockholder of the Company.

                          Finca Consulting, Inc. and Subsidiaries
                       Notes to the Consolidated Financial Statements

NOTE 2 -     RELATED PARTY TRANSACTIONS (continued)

               (3) Finca Consulting Limited, a wholly-owned subsidiary of the Company, is provided, free of charge, office space in London, England in the business office of a Company officer and director.

               (4) OWI AG pays fees for sales administration services to Telecom GmbH, Dusseldorf. Both companies have the same manager. Fees paid for the years ended 1993 and 1992 amounted to $1,703,792 and $994,498, respectively. Telecom also pays certain brokerage fees on behalf of the company which amounted to $1,891,704 and $1,068,907 for 1993 and 1992, respectively.

               (5) OWI AG has granted a loan of $141,750 to its company manager. The loan is payable in quarterly installments of $7,020 with interest at five percent per annum.

NOTE 3 -       INCOME TAXES

               As of December 31, 1993, the Company has $2,918,238 of domestic and foreign net operating loss carryforwards as follows:

                                               Net
                                            Operating
Available Through                            Losses
-----------------                            ------

United States
             2004                       $         10,075
             2005                                    677
             2006                                 34,835
             2007                                 74,177
             2008                                154,223
                                         ---------------
                                        $        273,987
                                         ===============
Spain
             1996                       $        156,356
             1997                                 73,757
             1998                                238,634
                                         ---------------
                                        $        468,747
                                         ===============
Germany
             1997                       $        442,556
             1998                                488,110
                                         ---------------
                                        $        930,666
                                         ===============
Switzerland
             1998                       $      1,059,919
                                         ===============
United Kingdom
          Indefinite                    $        184,919
                                         ===============

                           Finca Consulting, Inc. and Subsidiaries
                       Notes to the Consolidated Financial Statements


NOTE 4 -       OPERATING LEASES

               The Company leases office space in Playa de Aro, Spain under a five year lease which commenced February 1991. The lease is cancelable with a 90 day notice and provides for annual rent increases based on a price index. The Company paid $32,103 and $40,631 for the years 1993 and 1992, respectively.

               In January 1992 the Company entered into a lease agreement for office space in Dusseldorf, Germany. The lease required a deposit of $37,345 and requires monthly rental of $12,448 through December 1996. The monthly rent may be increased based on a price index and the lease provides for a five year renewal option.

               In January 1993, the Company leased the Spanish property, consisting of a residential dwelling located in Gerona, Spain to Volker Montag, an officer and director of the Company. The term of the lease is for a period of five years commencing January 1, 1993 and requires payment of $1,000 rent per month for each of the ensuing sixty months.

               The Company (by virtue of its acquisition of King National Corporation) leases office space in Switzerland, as well as automobiles and office equipment under operating leases. The Company paid $84,546 for the year ended December 31, 1993.

               The following is a schedule years of future minimum rental payments required under operating leases that have initial or remaining noncancelable terms:


                    Year Ending December 31,                      Total
                    ------------------------                      -----
                            1994                         $      237,361
                            1995                                230,262
                            1996                                170,518
                            1997                                 13,930
                            1998                                  8,625
                      Thereafter                                 36,750
                                                         ---------------
                    Total Minimum Payments
                    Required                             $       697,446
                                                         ===============

               Total rental expense for all operating leases, except those with terms of a month or less that were not renewed, amounted to $284,049 and $185,796 for the year ended December 31, 1993 and 1992, respectively.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 5 -       BUSINESS ACQUISITION

               Effective July 22, 1991,  Charter Ventures,  Inc. (Charter) (Note
               1) entered into a common stock exchange agreement with Finca Consulting Costa Brava, S.A. (Finca). Charter acquired 100% of Finca's issued and outstanding shares of common stock by issuing 325,921,000 shares (651,842 shares as adjusted for a 1 for 500 reverse stock split) of $.00001 ($.01 as amended) per value common stock which represents 80% of the new combined common stock outstanding. Charter was incorporated under the laws of the State of Colorado on October 25, 1988 to engage in all aspects of review and evaluation of private companies, partnerships and sole proprietorships for the purpose of completing mergers with or acquisitions by Charter. Effective with the common stock exchange agreement, Charter changed its name to Finca Consulting, Inc. (the Company) and effected a reverse split of its common stock which provided that every 500 shares of common stock would be exchanged for 1 share of common stock. In addition, the number of authorized common shares was amended to 20,000,000 shares, par value $.01. As of July 21, 1991 the Company's capital structure consisted of the following:

                      Preferred Stock - $.00001 par value; 20,000,000 shares authorized, none issued (NOTE 6).

                      Common Stock - $.01 (as amended) par value; 20,000,000 (as amended) shares authorized, 162,961 (as adjusted for reverse split) shares issued and outstanding.

               Effective with the stock exchange agreement, the Company transferred $29,402 of cash to Finca which represented essentially 100% of the Company's net assets at the merger date. The common stock exchange agreement has been accounted for as "a recapitalization and issuance of shares for net assets (reverse purchase of the Company by Finca)". Subsequent to the July 22, 1991 recapitalization, the Company and Finca remain as two separate legal entities (the Company as the parent of Finca) however, at the date of the merger Finca remained as the sole ongoing entity for accounting purposes. The accompanying consolidated financial statements exclude the financial condition, results of operations and cash flows of Charter for the period prior to the July 22, 1991 merger. As a result of the recapitalization, the stockholders' equity section of the balance sheet has been presented to reflect the 325,921,000 shares (651,961 shares as adjusted for reverse stock split) of common stock issued to Finca in the stock exchange agreement, 81,480,250 shares (162,961 shares as adjusted for reverse stock split) of common stock issued for $29,402, and reflects the preferred stock available for issuance by the new combined equity.

               In December 1990, the Company completed a public offering of 5,175 units with each unit consisting of 1,000 shares (2 shares as adjusted for the reverse split) of common stock. As part of the common stock exchange agreement, two former officers of the Company assigned to Secure Securities, Ltd., a stockholder of the

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 5 -       BUSINESS ACQUISITION (Continued)

               Company, 100,000,000 (200,000 as adjusted for the reverse split) common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at $10.00 (as adjusted) per share at any time prior to June 29, 1992 though a one-year extension has been approved by the Board of Directors effectively extending the expiration date to June 30, 1993. The notice at $.005 (as adjusted) per warrant, providing a current registration statement covering the warrants in effect. To date none of the warrants have been exercised and the Company has not called any of the warrants for redemption.

               As of December 31, 1990, Charter previously reported net assets of approximately $42,000, consisting primarily of cash. During the period January 1, 1991 through July 22, 1991 Charter, as a separate entity, incurred a net loss of approximately $12,600, which included income of approximately $1,000 and the following general and administrative expenses:


                      Administrative                    $          2,958
                      Accounting                                     500
                      Legal                                       10,142
                                                          --------------
                                                        $         13,600
                                                          ==============

               As of July 22, 1991, Charter had cash of $29,402 which essentially represented 100% of its net assets. As previously discussed, this cash was transferred to Finca effective with the July 22, 1991 merger. If Charter's net loss of approximately $12,600 for the period January 1, 1991 through July 22, 1991 is combined with the Company's net loss of $186,605 included in the accompanying reported statement of operations for the year ended December 31, 1991, the earnings (loss) per share is as follows:

                  Combined net (loss)                                           $  (199,205)
                                                                                ===========
                  Combined net (loss) per share                                 $      (.28)
                                                                                ===========
                  Combined weighted average number of common shares outstanding     724,170
                                                                                ===========

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 5 -       BUSINESS ACQUISITION (Continued)

               During the period January 1, 1991 through July 22, 1991 Charter paid $10,142 in legal fees to Andrew I. Telsey, P.C. and Andrew
               I. Telsey is a company stockholder.

               In January 1992, the Company formed as a wholly-owned subsidiary Finca Consulting GmbH, incorporated in Germany. Finca Consulting GmbH is engaged in the buying, selling and administration of the Spanish real estate. The Company capitalized the subsidiary with $284,810 of its cash.

               On July 15, 1992, the Company entered into a common stock exchange agreement with King National Corporation, a U.S. Corporation (King) whereby 500,000 common shares of Finca Consulting, Inc. were exchanged for all 7,500,000 outstanding shares of King in a 15 for 1 exchange. Since both Finca Consulting, Inc. and King are controlled by the same interests, this transaction is accounted for as neither a purchase or pooling of interests. The assets and liabilities of the acquired company (King) are recorded at historical cost with the excess of liabilities assumed over assets acquired in the amount of $147,052 resulting in a reduction of consolidated equity. The sole transferrable asset of King is a 100% ownership interest in the common stock of Opti-Wert-Invest AG (OWI AG), a Switzerland corporation. OWI AG is principally engaged in the buying and selling of marketable securities and options on behalf of its customers in Germany via a network of independent brokers. Activity during the period July 1, 1992 through December 31, 1992 for OWI AG has been included in the consolidated statements of operations. King did not have any activity during this period.

               For the period January 1, 1992 to June 30, 1992 King and OWI AG, as a separate consolidated entity, incurred a consolidated loss of $70,029. Consolidated assets of $442,934 are essentially comprised of cash, vintage car, and fixed assets.

               If the net loss of $70,029 for the period January 1, 1992 to June 30, 1992 is combined with the Company's net loss of $1,786,637 included in the accompanying reported statement of operations for the year ended December 31, 1992 the (loss) per share is as follows:

                      Combined net (loss)                                               $  (1,856,666)
                                                                                        ==============
                      Combined net (loss) per share                                     $       (1.84)
                                                                                        ==============
                      Combined weighted average number of common shares outstanding         1,011,450
                                                                                        ==============

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 5 -       BUSINESS ACQUISITION (Continued)


               On October 1, 1992 Finca Consulting Limited (a United Kingdom subsidiary) acquired the net assets of three additional companies incorporated in the United Kingdom as wholly-owned subsidiaries. This transaction was accounted for under the purchase method and, accordingly, the three month activity from October 1, 1992 through December 31, 1992 in each of these acquired companies has been included in the consolidated statement of operations. The assets and liabilities of the acquired companies are recorded at historical cost with the excess of liabilities assumed over assets acquired in the amount of $443,018 recorded as goodwill.

NOTE 6 -       PREFERRED STOCK OFFERING

               In August 1991 the Company's Board of Directors authorized the offering of 100,000 convertible preferred shares of the Company's $.00001 par value preferred stock at a price of $20 per share. The offering was undertaken pursuant to Regulation S under the Securities Act of 1993 as amended. Each preferred share is convertible into five shares of the Company's common stock within a five year period from the date of subscription for the preferred shares. No call provision exists relevant to the preferred shares and the preferred shares do not include any voting or redemption rights and are not subject to any operation of a retirement or sinking fund. In the event of a liquidation of the Company, either voluntary or involuntary, dissolution or winding up of the Company or any distribution of the assets of the Company, the holders of the preferred shares shall be entitled to any and all amounts payable upon such shares superior to those similar rights available to holders of the Company's common shares, but subordinate to all creditors of the Company. The Company has reserved for issuance from its authorized but unissued common shares, 500,000 common stock shares relating to the conversion rights of the preferred shares.

               During  1991  the  Company  sold  69,920  shares  of  convertible preferred stock and recorded gross proceeds of $1,398,400. Commissions of $90,000 on the shares sold were paid to an affiliate (NOTE 2) and as of December 31, 1991, $311,200 of the gross proceeds remained payable to the Company by the same affiliated brokerage firm (NOTE 2). During 1992, the Company sold 30,070 shares of convertible preferred stock and recorded gross proceeds of $601,400. To date, preferred stockholders have exercised their right to convert 83,685 preferred shares into 418,425 common stock shares and at December 31, 1992, 16,305 preferred shares remain outstanding.

               The Company's commission arrangement with an affiliate (OWI-AG) provided that $90,000 of commissions were payable December 31, 1991, and that an additional $100,000 could be paid during 1992 based upon the successful completion of the offering of the 100,000 convertible preferred shares. However, the affiliate received no additional payments in 1992.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

NOTE 7 -       COMMON STOCK ISSUANCE

               For the years ended December 31, 1993 and 1992, respectively the Company authorized the issuance of 206,738 and 206,667 additional common shares with a par value per share of $.01. The offering was undertaken pursuant to Regulation S under the Securities Act of 1993 as amended.

NOTE 8 -       MINORITY INTEREST IN SUBSIDIARY

               One of the Company's subsidiaries (OWI-AG) has issued participation certificates with a minimal value of Sfr. 10 (US $6.60) for a subscription price of US $9.07. These participation certificates carry no voting rights and do not have a fixed return. The 5,040 certificates have been subscribed to by the Company and have been eliminated in the consolidation process. The remaining 5,460 certificates are held by various investors.

NOTE 9 -       OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

               Business Segments
               The Company operates in two business segments, acting as a real estate broker for sales of properties in Europe and through its subsidiary OWI-AG buying and selling of marketable securities and options on behalf of its customers in Germany.

               Geographic Areas
               The Company operates primarily in Europe. Information regarding each geographic area on an unconsolidated basis for 1993 and 1992 is as follows:


                                                                                 December 31, 1993
                                                     -------------------------------------------------------------------------
                                                         United                                 Elimin-          Consolidated
                                                         States              Europe             ations              Totals
                                                     ---------------     --------------     ---------------     --------------
               Sales to unaffiliated customers       $             -     $   16,603,901     $            -      $   16,603,901
                                                     ===============     ==============     ===============     ==============
               Operating (loss)                      $      (181,441)    $   (2,257,870)    $            -      $   (2,439,311)
               Other income (loss)                           24,887            (43,207)                  -             (18,320)
                                                     ---------------     --------------     ---------------     --------------
               Net (loss)                            $      (156,554)    $   (2,301,077)    $            -      $   (2,457,631)
                                                     ===============     ==============     ===============     ==============
               Identifiable assets at
               December 31, 1993                     $             -     $    1,810,849     $            -      $    1,810,849
                                                     ===============     ==============     ===============
               General corporate assets                                                                                  6,033
                                                                                                                --------------
                      Total Assets                                                                              $    1,816,882
                                                                                                                ==============

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


                                                                                 December 31, 1992
                                                     -------------------------------------------------------------------------
                                                         United                                 Elimin-         Consolidated
                                                         States              Europe             ations             Totals
                                                     ---------------     --------------     ---------------    ---------------
               Sales to unaffiliated customers       $             -     $    2,692,445     $            -     $     2,692,445
                                                     ===============     ==============     ===============    ===============
               Operating (loss)                      $      (102,453)    $   (1,686,949)    $            -     $    (1,789,402)
               Other income (loss)                            10,938             (8,173)                 -               2,765
                                                     ---------------     --------------     ---------------    ---------------
               Net (loss)                            $       (91,515)    $   (1,695,122)    $            -     $    (1,786,637)
                                                     ===============     ==============     ===============    ===============
               Identifiable assets at
               December 31, 1993                     $       551,263     $    1,038,779     $            -     $     1,590,042
                                                     ===============     ==============     ===============
               General corporate assets                                                                                220,386
                                                                                                               ---------------
                      Total Assets                                                                             $     1,810,428
                                                                                                               ===============


               Operating (loss) consists of sales less operating expenses. General corporate assets represent parent company cash, receivable due from affiliate for preferred stock offering proceeds and the Company's stock investment in an affiliate.

NOTE 10 -      CONCENTRATIONS OF CREDIT RISK

               The Company maintains cash balances in several foreign financial institutions which are not insured by the respective countries. At December 31, 1993, the Company's uninsured cash balances total $345,668.