Form 10-Q
period 1994-03-31
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: March 31, 1994

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

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1994, 2,146,633 shares of Registrant's Common Stock, $.01 par value, and 16,305 shares of Registrant's Convertible Preferred Stock, $.00001 par value were issued and outstanding.

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

         Item 3.           Defaults Upon Senior Securities.

         Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

         Item 5.           Other Information.

         Item 6.           Exhibits and Reports on Form 8-K.

PART I    FINANCIAL INFORMATION

ITEM 1


                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                 March 31, 1994









Financial Statements

     Consolidated Balance Sheets................................................

     Consolidated Statements of Operations......................................

     Consolidated Statement of Changes in Stockholder's Equity..................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                                         Finca Consulting, Inc. and Subsidiaries
                                               Consolidated Balance Sheets


                                                                                          (Unaudited)
                                                                                           March 31,       December 31,
                                                                                              1994             1993
                                                                                          -----------      -----------
        Assets
Current Assets
      Cash ..........................................................................     $   875,274      $   351,701
      Marketable securities .........................................................          40,524             --
      Other current assets ..........................................................          78,875           54,137
      Receivable due from related parties ...........................................         232,889          293,931
                                                                                          -----------      -----------
           Total Current Assets .....................................................       1,227,562          699,769
                                                                                          -----------      -----------
Property and Equipment, at cost
      Land ..........................................................................         115,563          134,949
      Buildings .....................................................................         462,254          545,238
      Office furniture and equipment ................................................         258,467          252,102
      Motor vehicle .................................................................           9,082            9,082
                                                                                          -----------      -----------
                                                                                              845,366          941,371
      Less: Accumulated depreciation ................................................        (180,930)        (171,304)
                                                                                          -----------      -----------
           Net Property and Equipment ...............................................         664,436          770,067
                                                                                          -----------      -----------
Other Assets
      Deposits ......................................................................          13,366           53,341
      Capital cost - office premium, net of accumulated amortization of $11,903
      and $11,151, respectively .....................................................          14,674           15,426
      Investment in Vintage Car .....................................................          95,202          101,250
      Goodwill, net of accumulated amortization of $804 .............................            --             40,487
      Other assets ..................................................................         123,596          136,542
                                                                                          -----------      -----------
           Total Other Assets .......................................................         246,838          347,046
                                                                                          -----------      -----------
           Total Assets .............................................................       2,138,836        1,816,882
                                                                                          ===========      ===========

        Liabilities and Stockholders' Equity
Current Liabilities
      Accounts payable and accrued expenses .........................................         236,713          196,522
      Customer credit balances ......................................................       1,489,888          926,712
      Note payable ..................................................................            --             19,195
                                                                                          -----------      -----------
      Total Current Liabilities .....................................................       1,726,601        1,142,429
                                                                                          -----------      -----------
      Minority interests in subsidiary ..............................................          45,632           45,632
                                                                                          -----------      -----------

                                         Finca Consulting, Inc. and Subsidiaries
                                               Consolidated Balance Sheets

                                                      (continued)

                                                                                          (Unaudited)
                                                                                           March 31,       December 31,
                                                                                              1994             1993
                                                                                          -----------      -----------
Stockholders' Equity
      Common stock, $.01 par value, 20,000,000 shares authorized, 2,146,633 shares
      issued and outstanding ........................................................          21,466           21,466
      Preferred stock; $.00001 par value, 20,000,000 shares authorized, 16,305 shares
      issued and outstanding ........................................................               1                1
      Capital in excess of par value ................................................       4,760,225        5,107,476
      Accumulated deficit ...........................................................      (4,368,922)      (4,428,873)
      Treasury stock, 108,879 common shares .........................................          (1,089)            --
      Cumulative translation adjustment .............................................         (45,078)         (71,249)
                                                                                          -----------      -----------
        Total Stockholders' Equity ..................................................         366,603          628,821
                                                                                          -----------      -----------
        Total Liabilities and Stockholders' Equity ..................................     $ 2,138,836      $ 1,816,882
                                                                                          ===========      ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)



                                                             Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                            1994            1993
                                                         ----------     -----------
Revenues ...........................................     $7,108,521     $3,566,694
Cost of shares and options .........................      4,806,356      1,870,111
                                                         ----------     ----------
Gross Profit .......................................      2,302,165      1,696,583
Selling, general and administrative expenses .......      2,242,214      1,488,853
                                                         ----------     ----------
Net Income .........................................         59,951        207,730
                                                         ==========     ==========
Net Income Per Share ...............................     $     .023     $     .010
                                                         ==========     ==========
Weighted Average Number of Common Shares Outstanding     $2,146,633     $2,012,582
                                                         ==========     ==========




See notes to the consolidated financial statements.

                                               Finca Consulting, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Stockholders' Equity
                                            From December 31, 1993 Through March 31, 1994
                                                            (Unaudited)





                                           Preferred Stock                  Common Stock                      Treasury Stock
                                     ---------------------------     ---------------------------     ----------------------------
                                                                                                        Capital
                                                                                                      in Excess
                                                         Par                            Par             of Par
                                       Shares           Value           Shares          Value           Value            Shares
                                     -----------     -----------     -----------     -----------     -----------      -----------
Balance - December 31, 1993 ....          16,305     $         1       2,146,633     $    21,466     $ 5,107,476             --

Acquisition of Treasury Shares .            --              --              --              --          (347,251)         108,879

Foreign currency transition gain            --              --              --              --              --               --

Net Income for the three month
  period ended March 31, 1994 ..            --              --              --              --              --               --
                                     -----------     -----------     -----------     -----------     -----------      -----------
                                          16,305     $         1       2,146,633     $    21,466     $ 4,760,225          108,879
Balance - March 31, 1994
                                     ===========     ===========     ===========     ===========     ===========      ===========


                                                        Cumulative
                                           Par        (Accumulated       Translation
                                          Value          Deficit)        Adjustment
                                          -----          --------        ----------
Balance - December 31, 1993 ....     $      --        $(4,428,873)     $   (71,249)

Acquisition of Treasury Shares .          (1,089)

Foreign currency transition gain            --               --             26,171

Net Income for the three month
  period ended March 31, 1994 ..            --             59,951             --
                                     -----------      -----------      -----------
                                     $    (1,089)     $(4,368,922)     $   (45,078)
Balance - March 31, 1994
                                     ===========      ===========      ===========



See notes to the consolidated financial statements.

                                 Finca Consulting, Inc. and Subsidiaries
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                   1994           1993
                                                                                ---------      ---------
Cash Flows From Operating Activities
   Net Income .............................................................     $  59,951      $ 207,730
   Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used
   in) Operating Activities
      Depreciation and amortization .......................................        60,292         12,301
      (Increase) decrease in marketable securities ........................       (40,524)           816
      (Increase) decrease in prepaid expenses .............................          (940)
      (Increase) in sales tax refund receivable ...........................        (2,190)
      (Increase) in other current assets ..................................       (24,738)       (26,520)
      Decrease in deposits ................................................        39,975            384
      Decrease (increase) in receivable due from related parties ..........        61,042       (209,502)
      Decrease (increase) in other assets .................................        12,946        (71,942)
      Decrease in capitalized costs .......................................           752           --
      Increase in accounts payable and accrued expenses ...................        40,191          1,467
      Increase in customer credit balances ................................       563,176        392,406
                                                                                ---------      ---------
        Net Cash Provided by Operating Activities .........................       773,063        304,010
                                                                                ---------      ---------
Cash Flows From Investing Activities:
   Disposition (purchase) of property and equipment .......................        51,387         (9,319)
   Disposition of goodwill ................................................        40,487           --
   Investment in real property - Spain ....................................          --          (26,554)
                                                                                ---------      ---------
        Net Cash Provided by (Used in) Investing Activities ...............        91,874        (35,873)
                                                                                ---------      ---------
Cash Flows From Financing Activities:
   Acquisition of treasury shares .........................................      (348,340)
   Payments on note payable ...............................................       (19,195)          --
                                                                                ---------      ---------
        Net Cash Used in Financing Activities .............................      (367,535)          --
                                                                                ---------      ---------
Effect on Exchange Rate Changes on Cash ...................................        26,171         28,889
                                                                                ---------      ---------
Net Increase in Cash ......................................................       523,573        297,026
Cash at Beginning of the Period ...........................................       351,701        374,915
                                                                                ---------      ---------
Cash at the End of the Period .............................................     $ 875,274      $ 671,941
                                                                                =========      =========

SCHEDULE  ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                                                               =========
   Issuance of common stock ...............................................     $    --        $ 574,227
                                                                                =========      =========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1993.

   The balance sheet at December 31, 1993 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     Finca Consulting, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Financial Statements and Notes thereto included herein.

Results of Operations

   All of the Company's income during the quarter ended March 31, 1994, was generated by its subsidiary, Opti-Wert-Interest AG ("OWI-AG") through its retail securities brokerage activities in Europe.

   For the quarter ended March 31, 1994, the Company had revenues of $7,108,521, a 99% increase over the first quarter in 1993, with a gross profit of 2,302,165. Selling, general and administrative expenses, due to the overhead generated by its subsidiary, OWI-AG, rose to $2,242,214 as compared to $1,488,853 for the first quarter in 1993. The Company achieved net profits of $59,951 for the period, compared to a profit of $207,730 for the comparable period a year ago.

   The increase in revenues was due to significantly increased marketing efforts undertaken by the Company, and a generally favorable investment climate in its primary marketplace, Germany. The increase in operating expenses was commensurate with this higher level of activities, and reflects higher marketing and selling expenses.

Liquidity and Capital Resources

    The Company had total assets as of March 31, 1994 of $2,138,836, of which $1,227,562 were current assets. The current assets include a significantly higher cash position of $875,274 than at the beginning of the year, primarily as a consequence of a similar increase in customers' deposits.

   Working capital at March 31, 1994, showed a deficit of $499,039. Management is taking steps to streamline operations and reduce expenses, to improve the liquidity of the Company.

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

      (21) Subsidiaries of the Company:

         (i) Finca Consulting Costa Brava, S.A. - is a corporation formed under the laws of the Country of Spain and is the name under which it conducts business.
         (ii) Finca Consulting, GmbH - is a corporation formed under the laws of the Country of Germany and is the name under which it conducts business.
         (iii)Opti-Wert-Interest AG - is a corporation formed under the laws of the Country of Switzerland and conducts its retail securities and options business in Germany.

         (27) Financial Data Schedule

   (b)Reports on Form 8-K

      The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

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