Form 10-Q
period 1994-06-30
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: June 30, 1994

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

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1994, 2,146,633 shares of Registrant's Common Stock, $.01 par value, and 16,305 shares of Registrant's Convertible Preferred Stock, $.00001 par value were issued and outstanding.

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

         Item 3.           Defaults Upon Senior Securities.

         Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

         Item 5.           Other Information.

         Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1


                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                  June 30, 1994









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

     Consolidated Statements of Operations......................................

     Consolidated Statements of Changes in Stockholders' Equity.................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                                     Finca Consulting, Inc. and Subsidiaries
                                           Consolidated Balance Sheets


                                                                                 (Unaudited)
                                                                                   June 30,       December 31,
                                                                                    1994               1993
                                                                                 -----------      -----------
        Assets
Current Assets
   Cash ....................................................................     $   595,365      $   351,701
   Marketable securities ...................................................          43,310             --
   Accounts receivable .....................................................           6,142             --
   Other current assets ....................................................         117,520           54,137
   Receivable due from related parties .....................................         261,340          293,931
                                                                                 -----------      -----------
        Total Current Assets ...............................................       1,023,677          699,769
                                                                                 -----------      -----------
Property and Equipment, at cost
   Land ....................................................................         115,563          134,949
   Buildings ...............................................................         462,254          545,238
   Office furniture and equipment ..........................................         258,846          252,102
   Motor vehicle ...........................................................            --              9,082
                                                                                 -----------      -----------
                                                                                     836,663          941,371
   Less: accumulated depreciation ..........................................        (179,199)        (171,304)
                                                                                 -----------      -----------
        Net Property and Equipment .........................................         657,464          770,067
                                                                                 -----------      -----------
Other Assets
   Deposits ................................................................          14,189           53,341
   Capital cost - office premium, net of accumulated amortization of $11,151            --             15,426
   Investment in Vintage Cars ..............................................          95,202          101,250
   Goodwill, net of accumulated amortization of $1,577 .....................            --             40,487
   Other assets ............................................................          67,285          136,542
                                                                                 -----------      -----------
        Total Other Assets .................................................         176,676          347,046
                                                                                 -----------      -----------
        Total Assets .......................................................       1,857,817        1,816,882
                                                                                 ===========      ===========
        Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses ...................................         206,145          196,522
   Customer credit balances ................................................       1,431,200          926,712
   Note payable ............................................................            --             19,195
                                                                                 -----------      -----------
        Total Current Liabilities ..........................................       1,637,345        1,142,429
                                                                                 -----------      -----------
   Minority interests in subsidiary ........................................          45,632           45,632
                                                                                 -----------      -----------

                                     Finca Consulting, Inc. and Subsidiaries
                                           Consolidated Balance Sheets
                                                  (continued)


                                                                                 (Unaudited)
                                                                                   June 30,       December 31,
                                                                                    1994               1993
                                                                                 -----------      -----------
Stockholders' Equity
   Common stock, $.01 par value, 20,000,000 shares authorized, 2,146,633
      shares issued and outstanding ........................................          21,466           21,466
   Preferred stock; $.00001 par value, 20,000,000 shares authorized, 16,305
      shares issued and outstanding ........................................               1                1
   Capital in excess of par value ..........................................       4,717,449        5,107,476
   Accumulated deficit .....................................................      (4,520,692)      (4,428,873)
   Treasury Stock, 122,266 common shares ...................................          (1,223)            --
   Cumulative translation adjustment .......................................         (42,161)         (71,249)
                                                                                 -----------      -----------
        Total Stockholders' Equity .........................................         174,840          628,821
                                                                                 -----------      -----------
        Total Liabilities and Stockholders' Equity .........................     $ 1,857,817      $ 1,816,882
                                                                                 ===========      ===========

See notes to the consolidated financial statements.

                                      Finca Consulting, Inc. and Subsidiaries
                                       Consolidated Statements of Operations
                                                    (Unaudited)



                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                            June 30,
                                             ------------------------------      -------------------------------
                                                  1994              1993              1994              1993
                                             ------------      ------------      ------------      ------------
Revenues ...............................     $  4,624,915      $  2,805,320      $ 11,733,436      $  6,372,014
Cost of Shares and Options .............        2,984,555         1,988,473         7,790,911         3,858,584
                                             ------------      ------------      ------------      ------------
Gross Profit ...........................        1,640,360           816,847         3,942,525         2,513,430
Selling, general and administrative
expenses ...............................        1,768,404         1,528,361         4,010,618         3,016,785
                                             ------------      ------------      ------------      ------------
          (Loss) From Operations .......         (128,044)         (711,514)          (68,093)         (503,355)
                                             ------------      ------------      ------------      ------------
Other Income (Expense)
   Interest income .....................             --                   4              --                 398
   Interest expense ....................          (23,726)          (13,017)          (23,726)          (13,840)
                                             ------------      ------------      ------------      ------------
        Total Other Income (Expense) ...          (23,726)          (13,013)          (23,726)          (13,442)
                                             ------------      ------------      ------------      ------------

Net (Loss) .............................     $   (151,770)     $   (724,527)     $    (91,819)     $   (516,797)
                                             ============      ============      ============      ============
Net (Loss) Per Share ...................     $     (0.071)     $      (0.35)     $      (0.43)     $      (0.25)
                                             ============      ============      ============      ============
Weighted Average Number of Common
Shares Outstanding......................        2,146,633         2,040,937         2,146,633         2,040,937
                                             ============      ============      ============      ============


See notes to the consolidated financial statements.

                                               Finca Consulting, Inc. and Subsidiaries
                                     Consolidated Statements of Changes in Stockholders' Equity
                                            From December 31, 1993 Through June 30, 1994
                                                            (Unaudited)


                                               Preferred Stock                  Common Stock                 Treasury Stock
                                        --------------------------      ---------------------------     ----------------------------
                                                                                                           Capital
                                                                                                         in Excess
                                                            Par                             Par           of Par
                                           Shares          Value          Shares           Value            Value           Shares
                                        -----------     -----------     -----------     -----------     -----------      -----------
Balance - December 31, 1993 .......          16,305     $         1       2,146,633     $    21,466     $ 5,107,476             --

Acquisition of treasury shares ....            --              --              --              --          (390,027)       (122,266)

Foreign currency transition gain ..            --              --              --              --              --               --

Net (Loss) for the six month period
  ended June 30, 1994 .............            --              --              --              --              --               --
                                        -----------     -----------     -----------     -----------     -----------      -----------
                                             16,305     $         1       2,146,633     $    21,466     $ 4,717,449        (122,266)
Balance - June 30, 1994
                                        ===========     ===========     ===========     ===========     ===========      ===========


                                         Cumulative
                                             Par          (Accumulated       Translation
                                            Value           Deficit)          Adjustment
                                        -----------      -----------      -----------
Balance - December 31, 1993 .......     $      --        $(4,428,873)     $   (71,249)

Acquisition of treasury shares ....          (1,223)

Foreign currency transition gain ..            --               --             29,088

Net (Loss) for the six month period
  ended June 30, 1994 .............            --            (91,819)            --
                                        -----------      -----------      -----------
                                        $    (1,223)     $(4,520,692)     $   (42,161)
Balance - June 30, 1994
                                        ===========      ===========      ===========


See notes to the consolidated financial statements.

                                  Finca Consulting, Inc. and Subsidiaries
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)


                                                                               Six Months Ended June 30,
                                                                              --------------------------
                                                                                 1994           1993
                                                                              ---------      ---------
Cash Flows From Operating Activities
   Net (Loss) ...........................................................     $ (91,819)     $(516,797)
   Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used for)
   Operating Activities
      Depreciation and amortization .....................................        65,456         59,261
      (Increase) decrease in marketable securities ......................       (43,310)           940
      (Increase) in accounts receivable .................................        (6,142)          --
      Decrease (increase) in receivable due from related parties ........        32,591       (473,284)
      Decrease in  prepaid expenses .....................................          --            4,369
      (Increase) decrease in other current assets .......................       (63,383)        23,854
      Decrease in sales tax refunds receivable ..........................          --           98,216
      Decrease in note payable ..........................................       (19,195)          --
      Decrease (increase) in other assets ...............................        69,257        (97,454)
      Decrease in goodwill ..............................................        40,487           --
      Decrease in capital cost - office premium .........................        15,426           --
      Decrease in deposits ..............................................        39,152          3,024
      Increase in accounts payable and accrued expenses .................         9,623        107,385
      Increase in customer credit balances ..............................       504,488        857,538
                                                                              ---------      ---------
        Net Cash Provided by Operating Activities .......................       552,631         67,052
                                                                              ---------      ---------
Cash Flows From Investing Activities
   Disposition (purchase) of property and equipment .....................        53,195        (14,733)
   Investment in real estate - Spain ....................................          --          (26,554)
                                                                              ---------      ---------
        Net Cash Provided by (Used in) Investing Activities .............        53,195        (41,287)
                                                                              ---------      ---------
Cash Flows from Financing Activities
   Acquisition from treasury shares .....................................      (391,250)          --
                                                                              ---------      ---------
        Net Cash Used in Financing Activities ...........................      (391,250)          --
                                                                              ---------      ---------
Effect on Exchange Rate Changes on Cash .................................        29,088          8,487
                                                                              ---------      ---------
Net Increase in Cash ....................................................       243,664         34,252
Cash at Beginning of the Period .........................................       351,701        374,915
                                                                              ---------      ---------
Cash at the End of the Period ...........................................     $ 595,365      $ 409,167
                                                                              =========      =========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock .............................................     $    --        $ 798,232
                                                                              =========      =========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1993.

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

Results of Operations

   Substantially all of the Company's revenues during the quarter ended June 30, 1994, were generated by its subsidiary, Opti-Wert-Interest AG ("OWI-AG") through sales commissions derived from its retail securities brokerage activities. Revenues for the quarter totaled $4,624,915 as compared to $2,805,320 during the second quarter a year ago. Revenues for the six months ended June 30, 1994, amounted to $11,733,436 - an increase of 84% over the same period last year. Selling, general and administrative expenses for the quarter totaled $1,768,404 which is in line with the changes in revenues.

   For the quarter ended June 30, 1994, the Company suffered a net loss of $151,770 compared to a loss of $724,527 during the second quarter last year. The six months' results were losses of $91,819 and $516,797 for 1994 and 1993, respectively.

Liquidity and Capital Resources

   The Company had total assets as of June 30, 1994 of $1,857,817, of which $1,023,677 were current assets. Despite efforts by Management to streamline operations and reduce expenses, the working capital deficit at June 30, 1994, increased further, to $613,668. The Company is in need of further equity capital to augment working capital and improve liquidity, and is investigating several funding alternatives.

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