Form 10-Q
period 1994-09-30
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: September 30, 1994

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

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         As of September 30, 1994, 2,146,633 shares of Registrant's Common Stock, $.01 par value, and 628,126 shares of Registrant's Convertible Preferred Stock, $00001 par value, were issued and outstanding.

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

         Item 3.           Defaults Upon Senior Securities.

         Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

         Item 5.           Other Information.

         Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1

                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                               September 30, 1994





Financial Statements

     Consolidated Balance Sheets................................................

     Consolidated Statements of Operations......................................

     Consolidated Statement of Changes in Stockholders' Equity..................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                                      Finca Consulting, Inc. and Subsidiaries
                                            Consolidated Balance Sheets


                                                                                     (Unaudited)
                                                                                     September 30,    December 31,
                                                                                         1994             1993
                                                                                     -----------      -----------
        Assets
Current Assets
   Cash ........................................................................     $   752,149      $   351,701
   Other current assets ........................................................         141,372           54,137
   Receivable due from related parties .........................................         397,570          293,931
                                                                                     -----------      -----------
        Total Current Assets ...................................................       1,291,091          699,769
                                                                                     -----------      -----------
Property and Equipment, at cost
   Land ........................................................................         115,563          134,949
   Buildings ...................................................................         462,254          545,238
   Office furniture and equipment ..............................................         248,475          252,102
   Motor vehicle ...............................................................            --              9,082
                                                                                     -----------      -----------
                                                                                         826,292          941,371
   Less: accumulated depreciation and amortization .............................        (192,856)        (171,304)
                                                                                     -----------      -----------
        Net Property and Equipment .............................................         633,436          770,067
                                                                                     -----------      -----------
Other Assets
   Deposits ....................................................................          14,701           53,341
   Capital cost - office premium, net of accumulated amortization of $11,151 ...            --             15,426
   Investment in Vintage Cars ..................................................          93,240          101,250
   Goodwill, net of accumulated amortization of $1,577 .........................            --             40,487
   Other assets ................................................................          64,613          136,542
                                                                                     -----------      -----------
        Total Other Assets .....................................................         172,554          347,046
                                                                                     -----------      -----------
        Total Assets ...........................................................       2,097,081        1,816,882
                                                                                     ===========      ===========
        Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses .......................................         240,790          196,522
   Customer credit balances ....................................................       1,457,565          926,712
   Note payable ................................................................            --             19,195
                                                                                     -----------      -----------
        Total Current Liabilities ..............................................       1,698,355        1,142,429
                                                                                     -----------      -----------
Minority interests in subsidiary ...............................................          45,632           45,632
                                                                                     -----------      -----------

                                      Finca Consulting, Inc. and Subsidiaries
                                            Consolidated Balance Sheets


                                                                                     (Unaudited)
                                                                                     September 30,    December 31,
                                                                                         1994             1993
                                                                                     -----------      -----------
Stockholders' Equity
   Common stock, $.01 par value, 20,000,000 shares authorized, 2,146,633
      shares issued and outstanding ............................................          21,466           21,466
   Preferred stock; $.00001 par value, 20,000,000 shares authorized, 628,126 and
   $16,305 shares issued and outstanding, respectively .........................               1                1
   Capital in excess of par value ..............................................       6,101,593        5,107,476
   Accumulated deficit .........................................................      (5,747,724)      (4,428,873)
   Treasury Stock, 120,006 common shares .......................................          (1,200)            --
   Cumulative translation adjustment ...........................................         (21,042)         (71,249)
                                                                                     -----------      -----------
        Total Stockholders' Equity .............................................         353,094          628,821
                                                                                     -----------      -----------
        Total Liabilities and Stockholders' Equity .............................     $ 2,097,081      $ 1,816,882
                                                                                     ===========      ===========



See notes to the consolidated financial statements.

                                       Finca Consulting, Inc. and Subsidiaries
                                        Consolidated Statements of Operations
                                                     (Unaudited)




                                                       Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                ------------------------------      -------------------------------

                                                    1994               1993             1994               1993
                                                ----------      --------------      ------------      -------------
Revenues ..................................     $  3,961,483      $  4,604,241      $ 15,694,919      $ 10,976,255
Cost of Shares and Options ................        3,636,817         4,475,981        11,427,728         8,334,565
                                                ------------      ------------      ------------      ------------
Gross Profit ..............................          324,666           128,260         4,267,191         2,641,690
Operating Expenses
   Selling, general and administrative ....        1,550,111           247,407         5,560,729         3,264,192
                                                ------------      ------------      ------------      ------------
          Income (Loss) From Operations ...       (1,225,445)         (119,147)       (1,293,538)         (622,502)
                                                ------------      ------------      ------------      ------------
Other Income (Expense)
   Interest income ........................             --                  25              --                 423
   Interest expense .......................           (1,587)           (1,375)          (25,313)          (15,215)
                                                ------------      ------------      ------------      ------------
        Total Other Income (Expense) ......           (1,587)           (1,350)          (25,313)          (14,792)
                                                ------------      ------------      ------------      ------------
Net Income (Loss) .........................     $ (1,227,032)     $   (120,497)     $ (1,318,851)     $   (637,294)
                                                ============      ============      ============      ============


Net (Loss) Per Share ......................     $      (.572)     $      (.059)     $      (.614)     $      (.312)
                                                ============      ============      ============      ============
Weighted Average Number of Common
Shares Outstanding ........................        2,146,633         2,040,937         2,146,633         2,040,937
                                                ============      ============      ============      ============

See notes to the consolidated financial statements.

                                          Finca Consulting, Inc. and Subsidiaries
                                     Consolidated Statements of Changes in Stockholders' Equity
                                          From December 31, 1993 Through September 30, 1994
                                                            (Unaudited)



                                             Preferred Stock                  Common Stock                   Treasury Stock
                                       --------------------------      ---------------------------     ----------------------------
                                                                                                         Capital
                                                                                                        in Excess
                                                           Par                            Par            of Par
                                           Shares         Value         Shares           Value            Value           Shares
                                       -----------     -----------     -----------     -----------     -----------      -----------
Balance - December 31, 1993 ......          16,305     $         1       2,146,633     $    21,466     $ 5,107,476             --

Acquisition of Treasury Shares ...            --              --              --              --          (364,055)        (120,006)

Issuance of Preferred Shares, less
offering costs of $666,536 .......         611,821            --              --              --         1,358,172             --

Foreign currency transition gain .            --              --              --              --              --               --

Net (Loss) for the nine month
   period ended June 30, 1994 ....            --              --              --              --              --               --
                                       -----------     -----------     -----------     -----------     -----------      -----------
                                           628,126     $         1       2,146,633     $    21,466     $ 6,101,593         (120,006)
Balance - June 30, 1994
                                       ===========     ===========     ===========     ===========     ===========      ===========

                                                                            Cumulative
                                           Par          (Accumulated        Translation
                                          Value           Deficit)          Adjustment
                                       -----------      -----------      -----------
Balance - December 31, 1993 ......     $      --        $(4,428,873)     $   (71,249)

Acquisition of Treasury Shares ...          (1,200)            --               --

Issuance of Preferred Shares, less
offering costs of $666,536 .......            --               --               --

Foreign currency transition gain .            --               --             29,088

Net (Loss) for the nine month
   period ended June 30, 1994 ....            --         (1,318,851)            --
                                       -----------      -----------      -----------
                                       $    (1,200)     $(5,747,724)     $   (42,161)
Balance - June 30, 1994
                                       ===========      ===========      ===========


See notes to the consolidated financial statements.

                                  Finca Consulting, Inc. and Subsidiaries
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           -----------------------------
                                                                               1994              1993
                                                                           -----------      ------------
Cash Flows From Operating Activities
   Net (Loss) ........................................................     $(1,318,851)     $  (637,294)
   Adjustments to Reconcile Net Loss to Net Cash Provided by Operating
   Activities:
      Depreciation and amortization ..................................          78,422          106,951
      Decrease in marketable securities ..............................            --             37,480
      Decrease in prepaid expenses ...................................            --              4,369
      (Increase) decrease in other current assets ....................         (87,235)         180,399
      (Increase) in receivable due from related parties ..............        (103,639)        (538,953)
      Decrease in deposits ...........................................          38,640              497
      Decrease in capital cost .......................................          15,426             --
      Decrease (increase) in other assets ............................          71,929         (103,787)
      Increase in accounts payable and accrued expenses ..............          44,268          123,994
      Increase in customer credit balances ...........................         530,853          840,667
                                                                           -----------      -----------
        Net Cash (Used in) Provided by Operating Activities ..........        (730,187)          14,323
                                                                           -----------      -----------
Cash Flows From Investing Activities
   Purchase of property and equipment ................................          66,219          (39,260)
   Investment in real estate - Spain .................................            --            (26,554)
   Disposition of goodwill ...........................................          40,487             --
                                                                           -----------      -----------
        Net Cash Provided by (Used in) Investing Activities ..........         106,706          (65,814)
                                                                           -----------      -----------
Cash Flows From Financing Activities
   Acquisition of Treasury Shares ....................................        (365,255)            --
   Issuance of Preferred Shares ......................................       1,358,172             --
   Proceeds from issuance of common shares ...........................            --            110,860
   Payment on note payable ...........................................         (19,195)            --
                                                                           -----------      -----------
        Net Cash Provided by Financing Activities ....................         973,722          110,860
                                                                           -----------      -----------
Effect on Exchange Rate Changes on Cash ..............................          50,207          (47,743)
                                                                           -----------      -----------
Net Increase in Cash .................................................         400,448           11,626
Cash at Beginning of the Period ......................................         351,701          374,915
                                                                           -----------      -----------
Cash at the End of the Period ........................................     $   752,149      $   386,541
                                                                           ===========      ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock ..........................................     $      --        $   687,372
                                                                           ===========      ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1993.

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

Results of Operations

   Substantially all of the Company's  revenues during the period were generated
by  its  subsidiary,   Opti-Wert-Interest   AG  ("OWI-AG")  through  its  retail
securities brokerage activities.

   Revenues decreased from $4,624,915 in the prior quarter to $3,961,483 in the current quarter, and $4,604,241 in the third quarter a year ago. Coupled with a severely depressed gross margin due to higher cost of purchased securities, and despite lower selling, general and administrative expenses which amounted to $1,550,111, the Company suffered a substantial net loss for the quarter of $1,227,032 , which results in a nine months' net loss of $1,318,151 compared to a loss of $637,294 for the same period last year. To counter this trend, management plans to further reduce overhead and general expenses, and expand marketing efforts to increase market presence and achieve renewed growth.


Liquidity and Capital Resources

   The Company had total assets as of September 30, 1994 of $2,097,081, of which $1,291,091 were current assets. The working capital deficit at the end of the quarter totaled $407,264 which was a small improvement from the beginning of the quarter when it amounted to $613,668. Cash flow from operations was negative $1,282,818 primarily due to the losses experienced. To raise capital, OWI-AG sold 611,821 shares of preferred stock of the Company to its European customers under private placements pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, with net proceeds totaling $1,358,172.

PART II - OTHER INFORMATION

ITEM 1.Legal Proceedings.

      Many aspects of the Company's business involve risks of liability. The Company has been named as a defendant in civil actions arising in the ordinary course of business out its activities in securities and futures options contracts. In the opinion of management of the Company, however, the Company is not involved in any litigation or legal proceedings that would have a material effect upon its financial condition.

ITEM 2.Changes In Securities.

      During the quarter, the Company's subsidiary OWI-AG sold 611,821 shares of preferred stock of the Company through private placements with European investors, with net proceeds totaling $1,384,144.

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