Form 10-K
period 1994-12-31
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]

                   For the Fiscal Year ended December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant's revenues for the fiscal year ended December 31, 1994, were $18,900,827. The aggregate market value of the vesting stock held by non-affiliates of the Registrant cannot be determined because there has been no appreciable trading in the stock for the past several years.

         As of December 31, 1994,  2,146,633  shares of Common  Stock,  $.01 par
value,   and  1,704,451  shares  of  Preferred  Stock  $.00001  par  value  were outstanding.

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

                  Subsequent to the aforementioned July 22, 1991 merger, the Corporation generated capital through an offering of preferred stock in Europe and in September 1991 formed an additional wholly-owned subsidiary, Finca Consulting Limited, incorporated in the United Kingdom. Finca Consulting Limited was formed to assist Finca Consulting Costa Brava, S.A. in the marketing and sales of Spanish properties.

                  In January 1991, the Corporation formed another new wholly-owned subsidiary, Finca Consulting GmbH, incorporated in Germany. Finca Consulting GmbH was formed to engage in the buying, selling and administration of Spanish real estate.

                  In May, 1992, the Company commenced an offering of its Common Shares in Europe.

                  In July 1992, the corporation entered into and consummated a common stock exchange agreement with King National Corporation, a U.S. corporation, whereby the sole transferable asset was a 100% ownership interest of Opti-Wert-Interest AG ("OWI-AG") a Switzerland corporation. OWI-AG is principally engaged in the buying and selling of marketable securities and options on behalf of its customers in Germany via a network of independent brokers. The sale of securities, including futures options contracts are subject to regulation in Germany by the Banking Supervisory Authority.

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

                  As of December 31, 1994, there were outstanding 2,146,633 Common Shares and 1,704,451 Preferred Shares.

                  The Corporation did not acquire or dispose of any material amount of assets during the fiscal year ended December 31, 1994.

                  (b)  Financial Information About Industry Segments.

                  The Corporation operates in two business segments, acting as a real estate broker for sales and rentals of properties in Europe and, through its subsidiary, OWI-AG, the buying and selling of marketable securities and options on behalf of OWI-AG's customers in Germany. The Company did not realize any revenues from its real estate business during 1994 and 1993.

                  The Corporation operates primarily in Europe. Information regarding each geographic area on an unconsolidated basis for 1994 and 1993 is as follows:

                                                                     December 31, 1994
                                            ---------------------------------------------------------------
                                               United                 Consolidated
                                               States            Europe       Eliminations        Totals
                                            ------------     ------------     ------------     ------------
Sales to unaffiliated customers
     Real estate sales .................    $          0     $          0     $          0     $          0
     Marketable securities
        and option sales ...............                       18,900,827                        18,900,827

Operating (loss)
     Real estate sales .................               0          (25,000)               0          (25,000)
     Marketable securities
        and option sales ...............               0       (2,325,897)               0       (2,325,897)
Other income (expense) .................               0          (33,476)               0          (33,476)
                                            ------------     ------------     ------------     ------------

Net (Loss) .............................               0       (2,384,373)               0       (2,384,373)

Identifiable assets at December 31, 1994               0        2,407,100                0        2,407,100

General corporate assets ...............               0                0                0                0
                                            ------------     ------------     ------------     ------------

      Total Assets .....................    $          0     $  2,407,100     $          0     $  2,407,100
                                            ============     ============     ============     ============




                                                                       December 31, 1993
                                            ---------------------------------------------------------------
                                               United                Consolidated
                                               States           Europe         Eliminations         Totals
                                            ------------     ------------     ------------     ------------
Sales to unaffiliated customers
     Real estate sales .................    $          0     $          0     $          0     $          0
     Marketable securities
        and option sales ...............               0       16,603,901                0       16,603,901
Operating (loss)
     Real estate sales .................               0         (877,237)               0         (877,237)
     Marketable securities
        and option sales ...............        (181,441)      (1,380,633)               0       (1,562,074)


Other income (expense ..................          24,887          (43,207)               0          (18,320)
                                            ------------     ------------     ------------     ------------

Net (Loss) .............................        (156,554)      (2,301,077)               0       (2,457,631)

Identifiable assets at December 31, 1993
    Real estate industry ...............                0         925,575                0          925,575
    Marketable securities and
       option industry .................                0         885,274                0          885,274
       Other industries

General corporate assets ...............               0            6,033                0            6,033
                                            ------------     ------------     ------------     ------------

      Total Assets .....................    $          0     $  1,816,882     $          0     $  1,816,882
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

                  The Corporation and its subsidiaries derived revenues from its real estate operations in the approximate amount of $36,369 in 1992. No revenues were earned from this business segment in fiscal 1994 or 1993. The Corporation and its subsidiaries generated revenues from its securities brokerage operations of $18,900,827 in 1994 and $16,603,901 in 1993.

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

                  The Corporation and its subsidiaries employ no full time persons and no part time persons in its real estate operations and 18 full time persons and no part time persons in its securities brokerage operations.

                  (d) Financial information about foreign and domestic operations and export sales.

                                                                        December 31, 1994
                                             -----------------------------------------------------------------
                                                 United                                           Consolidated
                                                 States            Europe       Eliminations          Totals
                                             ------------      ------------      -----------     -------------
Sales to unaffiliated customers ........     $                 $ 18,900,827      $         0     $  18,900,827

Operating (loss) .......................       (2,350,897)       (2,350,897)
Other income (expense) .................                0           (33,476)               0           (33,476)
Net (Loss) .............................       (2,384,373)       (2,384,373)

Identifiable assets at December 31, 1994     $          0       $ 2,407,100      $         0      $  2,407,100

General corporate assets................                                                                     0
                                                                                                  ------------
      Total Assets .....................                                                          $  2,407,100
                                                                                                  ============
                                                                        December 31, 1993
                                             -----------------------------------------------------------------
                                                 United                                           Consolidated
                                                 States            Europe       Eliminations          Totals
                                             ------------      ------------      -----------     -------------
Sales to unaffiliated customers ........     $          0      $ 16,603,901      $          0     $  16,603,901
Operating (loss) .......................         (181,441)       (2,257,870)                0        (2,439,311)
Other income (expense) .................           24,887           (43,207)                0           (18,320)
Net (Loss) .............................         (156,554)       (2,301,077)                0        (2,457,631)

Identifiable assets at December 31, 1992                0         1,810,849                 0         1,810,849

General corporate assets ...............     $          0      $      6,03       $          0     $       6,033
                                                                                                  -------------
      Total Assets .....................                                                          $   1,816,882
                                                                                                  =============

ITEM 2:           Properties

                  Real Estate Operations.

                  During 1994, the Corporation's executive offices were located at 665 Finchley Road, London NW2 2HN Telephone No. 011-44-71-431-4529. They have since been relocated to 106 Koenigsallee, 40215 Duesseldorf, Germany. The Corporation leases 1,000 square feet in office and showroom space in Play de Aro, Spain under a five year lease which commenced February 1991. The lease is cancelable with a 90 day notice and provides for annual rent increases based on a price index. the Corporation paid rents of $29,888 and $32,103 for the years 1994 and 1993, respectively.

                  In January 1993, the Company leased the Spanish property, consisting of a residential dwelling located in Gerona, Spain to Volker Montag, an officer and director of the Company. The term of the lease is for a period of five years commencing January 1, 1993 and requires payment of $1,000 rent per month for each of the ensuing sixty months.

                  Securities Operations.

                  In January 1992, the Corporation entered into a lease agreement for 9,600 square feet of office space in Dusseldorf, Germany. The lease required a deposit of $37,345 and requires monthly rental payments of $12,448 through December 1996. The monthly rent may be increased based on a price index and the lease provides for a five year renewal option. The Corporation (by virtue of its acquisition of King National Corporation) leases 13,700 square feet in office space in Zug, Switzerland, as well as automobiles and office equipment under operating leases. The Corporation paid $90,702 for the year ended December 31, 1994 and $84,546 for the year ended December 31, 1993.


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

(b) As of December 31, 1994 there were approximately 1102 shareholders of record for the Common Stock.

(c)               the Corporation has not declared or paid any cash dividends.


ITEM 6:           SELECTED FINANCIAL DATA

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 is derived from the financial statements of the Corporation and should be read in conjunction with the financial statements and notes thereto.

Balance Sheet                                                 For The Year Ended
                                                                                  December 31,

                                         1994              1993           1992          1991           1990
                                     ----------     -------------     ----------     ----------     ----------
Total Assets ...................     $2,407,100     $   1,816,882     $1,810,428     $1,287,313     $   50,449
Long Term Debt .................              0                 0              0              0              0
Minority Interests in Subsidiary         45,632            45,632         45,632              0              0
Total Stockholders' Equity .....     $1,248,603     $     628,821     $1,456,690     $1,254,952     $   40,764

Statement of Operations

                                                                               December 31,
                                           ------------------------------------------------------------------------------------
                                                1994              1993              1992               1991              1990
                                           ------------      ------------      ------------      ------------      ------------
Revenues from continuing operations ..     $ 18,900,827      $ 16,603,901      $  2,692,445      $     46,914      $     29,361
Cost of Shares and Options ...........     $ 14,450,630      $ 13,728,846      $  1,749,426
                                           ------------      ------------      ------------      ------------      ------------

   Gross Profit ......................     $  4,450,197      $  2,675,055      $    943,019      $     46,914      $     29,361

Selling general and administrative
   expenses ..........................     $  6,801,094      $  5,314,366      $  2,732,421      $    245,744      $    140,728
                                           ------------      ------------      ------------      ------------      ------------

Operating (loss) .....................     $ (2,350,897)     $ (2,439,311)     $ (1,789,402)     $   (198,830)     $   (111,367)

Other income (expense) ...............     $    (33,476)     $    (18,320)     $      2,765      $     12,225      $      1,524


Net (loss) from continuiing operations     $ (2,384,373)     $ (2,457,631)     $ (1,786,637)     $   (186,605)     $   (109,843)

Extraordinary income .................     $          0      $          0      $          0      $          0      $    190,305
                                           ------------      ------------      ------------      ------------      ------------

Net Income (Loss) ....................     $ (2,384,373)     $ (2,457,631)     $ (1,786,637)     $   (186,605)     $     80,462
                                           ============      ============      ============      ============      ============


Loss per common share of
   outstanding and subscribed stock
   (from continuing operations) ......     $      (1.11)     $      (1.20)     $      (1.77)     $      (0.26)     $       0.17

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Quarter Ended December 31, 1994

                  The Corporation's wholly owned Swiss subsidiary, Opti-Wert-Interest, AG ("OWI-AG"), continues to be the sole source of revenue for the Corporation. OWI-AG operates a securities brokerage business in Germany, utilizing commissioned sales brokers to sell equity stocks and options to its customers in Germany.

                  For the quarter ended December 31, 1994 the Corporation had revenues of $3,205,908, resulting in a net loss of $1,065,522. This loss was substantially due to a very low gross margin, as a consequence of unfavorable price movements in the securities purchased in the course of the Company's trading business, and, to a lesser degree, selling, general, and administrative expenses of $1,240,365, incurred for the quarter.

                  Year Ended December 31, 1994

                  For the year ended December 31, 1994, the Corporation had gross revenues of $18,900,827, generated exclusively by its subsidiary OWI-AG through its securities brokerage business in Germany. For the year ended December 31, 1994, the Corporation experienced a net loss of $2,384,373 due principally to the high operating expenses and sales commissions incurred by
                  OWI-AG.  OWI-AG  utilizes  the  administrative  services  of a
                  German affiliate, Telecom GmbH, which provides the infrastructure and facilities for the Company's network of brokers, in its equity securities and options business. During fiscal year 1994, the Corporation, through OWI-AG, paid Telecom GmbH $2,731,982 for these administrative services and $2,552,161 in brokerage fees: see, Note 3 to Consolidated Financial Statements annexed hereto as Exhibit A.

                  Fiscal Year 1994 Compared to Fiscal Year 1993

                  During 1994 the Corporation's revenues of $18,900,827 were all derived from OWI-AG's securities brokerage activities in Germany as compared to OWI-AG's revenues of $16,603,901 in 1993. There were no revenues from real estate operations in either 1994 or 1993. The Company in 1994 achieved gross profits of 4,450,197 or 23.5% of revenues as opposed to $2,875,055 or 17.3% of revenues in 1993. In spite of the increase in revenues and the increase in the gross profits in both absolute and relative terms, the net loss in 1994 was only marginally less than in 1993 -i.e. $2,384,373 as compared to $2,457,631.

                  During the year ended December 31, 1994, the Corporation experienced a net outflow of cash from operations in the amount of $2,408,770 compared to a deficit of $1,562,856 in 1993. The deficit in 1994 was almost entirely due to the losses experienced during the year which accounted for approximately 96% of that amount. The negative cash flow from operations was offset through new funding from financing activities which produced $2,818,498 in 1994 and $1,634,566 in 1993.

                  Most of the cash flow from financing activities during both years represented proceeds derived from the private placement of the Corporation's Common and Preferred Shares with European investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended: see, Consolidated Statements of Changes in Stockholders' Equity annexed hereto as Exhibit A.

                  Fiscal Year 1993 Compared to Fiscal Year 1992

                  On July 15, 1992, the Corporation acquired Opti-Wert-Interest AG ("OWI-AG"). During fiscal 1992 and prior to the OWI-AG Acquisition, the Corporation derived its revenues from its real estate sales and rental operations of holiday residential units in Spain: this real estate business produced no revenues during fiscal year 1993, as compared to revenues of $36,369 during fiscal year 1992.

                  During 1993, the Corporation's revenues of $16,603,901 were all derived from OWI-AG's securities brokerage activities in Germany as compared to 1992, which showed revenues of $2,656,076 attributable to OWI-AG and revenues of $36,369 from its Spain-based real estate operations. During 1993, the Corporation sustained a loss of $2,457,631, as compared to a loss of $1,786,637 in fiscal year 1992. The OWI-AG Acquisition resulted in a material increase in selling, general and administrative expenses which totaled $5,314,366 in 1993 as compared to $2,782,421 in 1992.


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

         (a)(2)(ii)(A),(B), and (C):  Not applicable.

(a)(2)(ii)(D): Registrant has requested its new accountant to review the disclosure required by this Item before it is filed with the Securities and Exchange Commission and has been provided the opportunity to furnish Registrant with a letter addressed to the Commission containing any new information, clarification of Registrant's expression of its views, or the respects in which it does not agree with the statements made in response to this Item. PART III

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


ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  As of December 31, 1994, there were 2,146,633 Common Shares outstanding. The following tabulates holdings of shares of the Corporation by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Corporation individually and as a group. There were 1,704,451 Preferred Shares outstanding issued to individuals who are neither officers or directors.

Title of      Name and Address of        Amount and Nature of      Percent
of Class      Beneficial Owner          Beneficial Ownership       Class
--------      ----------------          --------------------       -----

Common        Secure Securities, Ltd.
Stock         c/o Hugo Winkler
              665 Finchley Road
              London, UK                     260,240*               12.12%

              Visa International, PLC
              c/o Hugo Winkler
              665 Finchley Road
              London, UK                      88,843*                4.14%

              Bernd Nagel
              Hessenweg 10 A
              D-4422 Ahaus
              Germany                        132,200                 6.16%

              Volker Montag
              c/o Opti-Wert-Interest
              Industriel Str. 9
              Postfach 6300 ZUB
              Switzerland                    349,083*                16.26%

              Hugo Winkler
              665 Finchley Road
              London, UK                        0                        0%

              Norani Mohammad Zin
              665 Finchley Road
              London, UK                        0                        0%

              Roland Schoneberg
              c/o Opti-Wert-Interest
              Industriel Str. 9
              Postfach 6300 ZUB
              Switzerland                   349,083*                 16.26%

              All Directors and Officers
              as a Group                     349,083*                16.26%
---------------

*Messrs. Volker Montag and Roland Schoneberg are majority shareholders of Secure Securities, Ltd. and Visa International, PLC.

ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  (a) Commissions to Affiliate. Secure Securities, Ltd., a shareholder of the Corporation, controlled by Messrs. Volker Montag and Roland Schoneberg, owns a German company, Telecom GmbH, having its principal offices located in Dusseldorf, Germany ("Telecom"). Telecom provides all of the administrative services to Opti-Wert-Interest AG, the Corporation's wholly owned subsidiary ("OWI-AG"), for its securities brokerage business which include all commission charges. During fiscal years 1994 and 1993, OWI-AG paid Telecom $2,731,982 and $1,703,792 respectively, for their administrative services. Telecom also pays all of OWI-AG's brokerage commissions arising out of OWI-AG sales to its customers, due to non-affiliated third parties which amounted to $2,552,161 in 1994 and $1,891,704 in 1993.

                  (b) Loan to Officer and Director. During 1993, OWI-AG made a loan in the amount of $141,750 to Mr. Volker Montag, an officer and director of the Company. The loan's outstanding principal balance accrues interest at the rate of five (5%) percent, per annum, and payments in the amount of $7,020 are due quarterly.

                  (c) Payments to Officer. The Company advances, from time-to-time, funds to a shareholder and officer of the Company and to entities in which he has a controlling interest. Such advances amounting to $375,654 and $293,931 at December 31, 1994 and 1993 are unsecured, non-interest bearing and payable upon demand.

                  (d) Office space to Subsidiary. Finca Consulting Limited, a wholly-owned subsidiary of the Corporation is provided, free of charge, office spacein London, England in the business office of an officer and director.

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

(b)                        Reports on form 8-K

                           There were no reports filed on Form 8-K during the quarter ended December 31, 1994.

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

     Name                                                             Date
     ----                                                             ----


/s/Volker Montag                                               December 20, 1997
----------------
Volker Montag, President
  and Director


/s/Roland Schoeneberg                                          December 20, 1997
---------------------
Roland Schoeneberg, Secretary
  and Director

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

                           (iii)Opti-Wert-Interest, AG - is a corporation formed
                                    under the laws of the Country of Switzerland
                                    and  conducts  its  retail   securities  and
                                    options business in Germany.

(27)              Financial Data Schedule - attached to Exhibit A

                                    EXHIBIT A








                     Finca Consulting, Inc. and Subsidiaries

                        Consolidated Financial Statements

                           December 31, 1994 and 1993

                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                           December 31, 1994 and 1993







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

     Notes to the Consolidated Financial Statements.............................

Independent Auditors' Report



                      Rosenberg Rich Baker Berman & Company
                                380 Foothill Road
                          Bridgewater, New Jersey 08807




To the Board of Directors and Stockholders of Finca Consulting, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Finca Consulting, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finca Consulting, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Rosenberg Rich Baker Berman & Company
----------------------------------------
Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
January 14, 1996

                                  Finca Consulting, Inc. and Subsidiaries
                                        Consolidated Balance Sheets


                                                                                      December 31,
                                                                             -----------------------------
                                                                                 1994             1993
                                                                             -----------      -----------
        Assets
Current Assets
   Cash and cash equivalents ...........................................     $   997,218      $   351,701
   Prepaid expenses and other ..........................................          75,612           54,137
   Receivable due from related parties .................................         146,907          293,931
                                                                             -----------      -----------
        Total Current Assets ...........................................       1,219,737          699,769
                                                                             -----------      -----------
Property and Equipment .................................................         649,523          770,067
                                                                             -----------      -----------
Receivable due from related parties ....................................         375,654             --
Other assets ...........................................................         162,186          347,046
                                                                             -----------      -----------
        Total Other Assets .............................................         537,840          347,046
                                                                             -----------      -----------
        Total Assets ...................................................       2,407,100        1,816,882
                                                                             ===========      ===========

        Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses ...............................         279,491          196,522
   Customer credit balances ............................................         833,374          926,712
   Note payable ........................................................            --             19,195
                                                                             -----------      -----------
        Total Current Liabilities ......................................       1,112,865        1,142,429
                                                                             -----------      -----------
   Minority interests in subsidiary ....................................          45,632           45,632
                                                                             -----------      -----------

Stockholders' Equity
   Common stock, $.01 par value, 20,000,000 shares authorized, 2,146,633
      shares issued and outstanding, respectively ......................          21,466           21,466
   Preferred stock; $.00001 par value, 20,000,000 shares authorized,
      1,704,451and 16,305  shares issued and outstanding, respectively .              17                1
   Capital in excess of par value ......................................       7,927,857        5,107,476
   Accumulated deficit .................................................      (6,813,246)      (4,428,873)
   Cumulative translation adjustment ...................................         114,408          (71,249)
   Less: Treasury stock, 189,899 shares at par value ...................          (1,899)            --
                                                                             -----------      -----------
        Total Stockholders' Equity .....................................       1,248,603          628,821
                                                                             -----------      -----------
        Total Liabilities and Stockholders' Equity .....................     $ 2,407,100      $ 1,816,882
                                                                             ===========      ===========

See notes to the consolidated financial statements.

                                  Finca Consulting, Inc. and Subsidiaries
                                   Consolidated Statements of Operations




                                                                             Year Ended December 31,
                                                                        ----------------------------------
                                                                             1994                  1993
                                                                        ------------          ------------
Revenues ......................................................         $ 18,900,827          $ 16,603,901
Cost of shares and options ....................................           14,450,630            13,728,846
                                                                        ------------          ------------
Gross Profit ..................................................            4,450,197             2,875,055
Selling, general and administrative expenses ..................            6,801,094             5,314,366
                                                                        ------------          ------------
(Loss) From Operations ........................................           (2,350,897)           (2,439,311)
                                                                        ------------          ------------
Other Income (Expense)
   Interest income ............................................                   11                 1,034
   Interest expense ...........................................              (33,487)              (19,354)
                                                                        ------------          ------------
        Total Other Income (Expense) ..........................              (33,476)              (18,320)
                                                                        ------------          ------------
Net (Loss) ....................................................         $ (2,384,373)         $ (2,457,631)
                                                                        ============          ============
Net (Loss) Per Share ..........................................         $      (1.11)         $      (1.20)
                                                                        ============          ============
Weighted Average Number of Common Shares Outstanding ..........            2,146,633             2,044,060
                                                                        ============          ============



See notes to the consolidated financial statements.

                                             Finca Consulting, Inc. and Subsidiaries
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                    Year Ended December 31, 1994


                                          Preferred Stock                Common Stock
                                       -------------------------     -------------------------
                                                                                                   Capital
                                                                                                   in Excess
                                                        Par                           Par            of Par
                                        Shares         Value           Shares         Value          Value
                                     -----------    -----------    -----------    -----------    -----------

Balance - December 31, 1993 .....         16,305    $         1      2,146,633    $    21,466    $ 5,107,476

Acquisition of treasury stock ...           --             --             --             --         (757,981)

Issuance of preferred stock .....      1,688,146             16           --             --        3,578,362

Foreign currency translation gain           --             --             --             --             --

Net (Loss) for the year ended
   December 31, 1994 ............           --             --             --             --             --
                                     -----------    -----------    -----------    -----------    -----------
                                       1,704,451    $        17      2,146,633    $    21,466    $ 7,927,857
Balance - December 31, 1994
                                     ===========    ===========    ===========    ===========    ===========

                                            Treasury Stock
                                       ------------------------
                                                                      Retained
                                                                      Earnings      Cumulative
                                                         Par        (Accumulated   Translation
                                        Shares           Value        Deficit)      Adjustment
                                    ----------     -----------     -----------     -----------
Balance - December 31, 1993 .....         --       $      --       $(4,428,873)    $   (71,249)

Acquisition of treasury stock ...      189,899          (1,899)           --              --

Issuance of preferred stock .....         --              --              --              --

Foreign currency translation gain         --              --              --           185,657

Net (Loss) for the year ended
   December 31, 1994 ............         --              --        (2,384,373)           --
                                    ----------     -----------     -----------     -----------
                                       189,899     $    (1,899)    $(6,813,246)    $   114,408
Balance - December 31, 1994
                                    ==========     ===========     ===========     ===========

See notes to the consolidated financial statements.

                              Finca Consulting, Inc. and Subsidiaries
                    Consolidated Statements of Changes in Stockholders' Equity
                               For the Year Ended December 31, 1993




                                             Preferred Stock                 Common Stock
                                      ----------------------------    ---------------------------
                                                         Par                              Par
                                         Shares          Value           Shares          Value
                                      -----------     -----------     -----------     -----------

Balance - December 31, 1992 .....          16,305     $         1       1,939,895     $    19,399
Issuance of common stock ........            --              --           206,738           2,067
Foreign currency translation loss            --              --              --              --
Net (Loss) for the year ended
   December 31, 1993 ............            --              --              --              --
                                      -----------     -----------     -----------     -----------
Balance - December 31, 1993 .....          16,305     $         1       2,146,633     $    21,466
                                      ===========     ===========     ===========     ===========


                                        Capital         Retained
                                       in Excess        Earnings         Cumulative
                                         of Par       (Accumulated       Translation
                                          Value          Deficit)         Adjustment
                                      -----------     -----------      -----------
Balance - December 31, 1992 .....     $ 3,474,577     $(1,971,242)     $   (66,045)
Issuance of common stock ........       1,632,899            --               --
Foreign currency translation loss            --              --             (5,204)
Net (Loss) for the year ended
   December 31, 1993 ............            --        (2,457,631)            --
                                      -----------     -----------      -----------
Balance - December 31, 1993 .....     $ 5,107,476     $(4,428,873)     $   (71,249)
                                      ===========     ===========      ===========

See notes to the consolidated financial statements.

                                 Finca Consulting, Inc. and Subsidiaries
                                  Consolidated Statements of Cash Flows



                                                                               Year Ended December 31,
                                                                           ----------------------------
                                                                              1994              1993
                                                                           -----------      -----------
Cash Flows From Operating Activities
Net (Loss) ...........................................................     $(2,384,373)     $(2,457,631)
Adjustments to Reconcile Net (Loss) to Net Cash (Used for)
Operating Activities
     Depreciation and amortization ...................................          70,412          246,181
     (Increase) decrease in prepaid expenses and other ...............         (21,475)         134,636
     (Increase) in receivable due from related parties ...............        (228,630)        (234,402)
     Decrease (increase) in other assets .............................         184,860          (85,963)
     Increase in accounts payable and accrued expenses ...............          63,774           84,394
     Increase (decrease) in customer credit balances .................         (93,338)         749,929
                                                                           -----------      -----------
         Net Cash (Used for) Operating Activities ....................      (2,408,770)      (1,562,856)
                                                                           -----------      -----------
Cash Flows From Investing Activities
     Purchase  (disposition) of property and equipment ...............          50,132          (90,120)
                                                                           -----------      -----------
         Net Cash Provided by (Used for) Investing Activities ........          50,132          (90,120)
                                                                           -----------      -----------
Cash Flows From Financing Activities
     Proceeds from issuance of common shares .........................            --          1,634,966
     Proceeds from issuance of preferred shares, net of offering costs       3,578,378             --
     Acquisition of treasury stock ...................................        (759,880)            --
                                                                           -----------      -----------
         Net Cash Provided by Financing Activities ...................       2,818,498        1,634,966
                                                                           -----------      -----------
Effect on Exchange Rate Changes on Cash ..............................         185,657           (5,204)
                                                                           -----------      -----------
Net Increase (Decrease) in Cash ......................................         645,517          (23,214)
Cash at Beginning of Year ............................................         351,701          374,915
                                                                           -----------      -----------
Cash at End of Year ..................................................     $   997,218      $   351,701
                                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Interest ......................................................     $    33,487      $    19,354
                                                                           ===========      ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

NOTE 1 -      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              Finca Consulting, Inc. and Subsidiaries (the Company) through its subsidiary Opti-Wert-Interest AG, is engaged principally in the buying and selling of marketable securities and options on behalf of its customers and through its subsidiaries Finca Consulting Costa Brava, S.A. and Finca Consulting GmBH the buying, selling and administration of real estate.

              Principles of Consolidation
                The consolidated financial statements include the accounts of Finca Consulting, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", substantially all assets and liabilities of the Company's wholly owned subsidiaries are translated at their respective period-end currency exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting translation adjustments are accumulated in a separate component of stockholders' equity. All foreign currency transaction gains and losses are included in other income (expense) on the accompanying statements of operations and are immaterial in each year.

              Use of Estimates
                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Cash and Cash Equivalents
                The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

              Property and Equipment
                Property and equipment are reported at cost with depreciation being provided by using the straight line method over the estimated useful lives of the respective assets which range from 3-5 years as to equipment, furniture and fixtures and 25 years as to real estate. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

              Income Taxes
                As of January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method issued in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

NOTE 1 -      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
              Continued

                assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse. The adoption of SFAS No. 109 did not have a material impact on the Company's position or results of operations.

                International subsidiaries are taxed according to applicable laws of the countries in which they do business.

              Reclassifications
                Certain items in the 1993 financial statements have been reclassified for comparability purposes with the 1994 financial statements. These reclassifications did not affect the financial position or results of operations as previously reported.

              Concentration of Credit Risk
                Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances. The Company invests its excess cash with large financial institutions.

              Net (Loss) Per Share

                The net (loss) per share has been computed using the weighted average number of common stock shares outstanding during the year. During 1993 and 1994, common shares were outstanding as follows:


A.        January 1, 1993 through May 15, 1993              -          2,012,582
B.        May 16, 1993 Through November 14, 1993            -          2,040,937
C.        November 15, 1993 through December 31, 1993       -          2,146,633
D.        January 1, 1994 through December 31, 1994         -          2,146,633

                Common stock purchase warrants and common stock issuable upon conversion of the Company's preferred shares have been excluded from the computation in that their effects are anti-dilutive.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 2 -      PROPERTY, PLANT AND EQUIPMENT

              Property,   plant  and   equipment  at  cost,   less   accumulated
              depreciation, consists of the following:


                                                               December 31,
                                                       -------------------------
                                                           1994           1993
                                                       --------       ----------
Land .............................................     $ 115,563      $ 134,949
Buildings ........................................       492,254        545,238
Office furniture and equipment ...................       280,462        261,184
                                                       ---------      ---------
     Subtotal ....................................       888,279        941,371
Less accumulated depreciation and amortization ...      (238,756)      (171,304)
                                                       ---------      ---------
     Total .......................................     $ 649,523      $ 770,067
                                                       =========      =========

              Depreciation expense charged to operations was $70,412 in 1994 and $246,181 in 1993.

NOTE 3 -      RELATED PARTY TRANSACTIONS

               (1) OWI AG pays fees for sales administration services to Telecom GmbH, Dusseldorf. Both companies have the same manager. Fees paid for the years ended 1994 and 1993 amounted to $2,731,982 and $1,703,792, respectively. Telecom also pays certain brokerage fees on behalf of the company which amounted to $2,552,161 and $1,891,704 for 1994 and 1993, respectively.

               (2) The Company advances, from time-to-time, funds to a shareholder and officer of the Company and entities in which he has a controlling interest. Such advances amounting to $375,654 and $293,931 at December 31, 1994 and 1993 are unsecured, non-interest bearing and payable upon demand.

               (3) During 1994 the Company's subsidiary, Opti-Wert - Interest AG sold 1,688,146 shares of the Company's preferred stock to its customers. Gross proceeds therefrom amounted to $5,419,638. Opti-Wert - Interest AG's proportionate costs of the offering, consisting of allocable selling, general and administrative expenses amounted to $1,841,260 and have been charged against such gross proceeds.

               (4) OWIAG has granted a loan of $141,750 to its company manager. The loan is payable in quarterly installments of $7,020 with interest at five percent per annum.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 3 -       RELATED PARTY TRANSACTIONS, Continued

               (5) Finca Consulting Limited, a wholly-owned subsidiary of the Company, was provided, free of charge, office space in London, England in the business office of a Company officer and director through November 1, 1994.

NOTE 4 -       INCOME TAXES

               As of December 31, 1994, the Company has domestic and foreign net
               operating  loss   carryforwards  of   approximately   $4,800,000,
               substantially all of which expire by 2001.

               The Company has not provided a deferred tax asset at December 31, 1994 and 1993 since it is undetermined that the deferred asset would be realized in the future.

NOTE 5 -       OPERATING LEASE COMMITMENTS

               The Company leases office space in Playa de Aro, Spain under a five year lease which commenced February 1991. The lease is cancelable with a 90 day notice and provides for annual rent increases based on a price index. The Company paid $29,888 and $32,103 for the years 1994 and 1993, respectively.

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

               The Company leases office space in Switzerland, as well as automobiles and office equipment under operating leases. The Company paid $90,702 for the year ended December 31, 1994.

               The following is a schedule years of future minimum rental payments required under operating leases that have initial or remaining noncancelable terms:


                    Year Ending December 31,                 Total
                    ------------------------                 -----
                           1995                         $      243,540
                           1996                                180,742
                           1997                                  5,926
                                                        --------------
                           Total Minimum Payments
                           Required                     $      430,208
                                                        ==============

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

               Total rental expense for all operating leases, except those with terms of a month or less that were not renewed, amounted to $263,733 and $284,049 for the year ended December 31, 1994 and 1993, respectively.

NOTE 6 -       MINORITY INTEREST IN SUBSIDIARY

               One of the Company's subsidiaries (Opti-Wert - Interest) has issued 10,500 participation certificates with a minimal value of Sfr. 10 (US $6.60) for a subscription price of US $9.07. These participation certificates carry no voting rights and do not have a fixed return. A total of 5,040 certificates have been subscribed to by the Company and have been eliminated in the consolidation process. The remaining 5,460 certificates are held by various investors.

NOTE 7 -       OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

               Business Segments
               The Company operates in two business segments, through its subsidiary Opti-Wert - Interest AG buying and selling marketable securities and options on behalf of its customers in Germany and through its subsidiaries Finca Consulting Costa Brava, SA and Finca Consulting GmBH buying, selling, and the administration of real estate.

               The  Company   conducts  no  business   activities   and  has  no
               identifiable assets in the United States.

NOTE 8 -       COMMON STOCK ISSUANCE

               For the year ended December 31, 1993, respectively the Company authorized the issuance of 206,738 additional common shares with a par value per share of $.01. The offering was undertaken pursuant to Regulation S under the Securities Act of 1993 as amended.