Form 10-Q
period 1995-03-31
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: March 31, 1995

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

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1995, 2,146,633 shares of Registrant's Common Stock, $.01 par value, and 3,206,381 shares of Registrant's Convertible Preferred Stock, $.00001 par value were issued and outstanding.

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

         Item 3.           Defaults Upon Senior Securities.

         Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

         Item 5.           Other Information.

         Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1
                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                 March 31, 1995









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

     Consolidated Statements of Operations......................................

     Consolidated Statement of Changes in Stockholder's Equity..................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                                   Finca Consulting, Inc. and Subsidiaries
                                         Consolidated Balance Sheets


                                                                             (Unaudited)
                                                                               March 31,       December 31,
                                                                                1995              1994
                                                                           ------------      ------------

        Assets
Current Assets
      Cash ............................................................     $  3,088,598      $    953,633
      Marketable securities ...........................................           50,855            43,585
      Accounts receivable .............................................             --              10,265
      Other current assets ............................................           65,224            65,347
      Receivable due from related parties .............................          638,936           522,561
                                                                            ------------      ------------
           Total Current Assets .......................................        3,843,613         1,595,391
                                                                            ------------      ------------
Property and Equipment, at cost
      Land ............................................................          115,563           115,563
      Buildings .......................................................          462,254           492,254
      Office furniture and equipment ..................................          312,581           280,512
                                                                            ------------      ------------
                                                                                 890,398           888,329
      Less: Accumulated depreciation ..................................         (280,934)         (238,756)
                                                                            ------------      ------------
           Net Property and Equipment .................................          609,464           649,573
                                                                            ------------      ------------
Other Assets
      Deposits ........................................................           36,769             8,087
      Investment in Vintage Car .......................................           17,108            87,972
      Other assets ....................................................          174,774            66,127
                                                                            ------------      ------------
           Total Other Assets .........................................          228,651           162,186
                                                                            ------------      ------------
           Total Assets ...............................................        4,681,728         2,407,150
                                                                            ============      ============

        Liabilities and Stockholders' Equity
Current Liabilities
      Accounts payable and accrued expenses ...........................          318,714           279,541
      Customer credit balances ........................................        1,538,629           833,374
                                                                            ------------      ------------
           Total Current Liabilities ..................................        1,857,343         1,112,915
                                                                            ------------      ------------
      Minority interests in subsidiary ................................           45,632            45,632
                                                                            ------------      ------------

                                   Finca Consulting, Inc. and Subsidiaries
                                         Consolidated Balance Sheets
                                                (continued)


                                                                             (Unaudited)
                                                                               March 31,       December 31,
                                                                                1995              1994
                                                                           ------------      ------------
Stockholders' Equity
      Common stock, $.01 par value, 20,000,000 shares authorized,
         2,146,633 shares issued and outstanding ......................           21,466            21,466
      Preferred stock, $.00001 par value, 20,000,000 shares authorized,
        3,206,381 and 1,704,451 shares issued and outstanding,
        respectively ..................................................               32                17
      Capital in excess of par value ..................................       11,472,136         7,927,857
      Accumulated deficit .............................................       (8,705,338)       (6,813,246)
      Treasury stock, 198,409 and 189,899 common shares, respectively .           (1,984)           (1,899)
      Cumulative translation adjustment ...............................           (7,559)          114,408
                                                                            ------------      ------------
        Total Stockholders' Equity ....................................        2,778,753         1,248,603
                                                                            ------------      ------------
        Total Liabilities and Stockholders' Equity ....................     $  4,681,728      $  2,407,150
                                                                            ============      ============

See notes to the consolidated financial statements.

                        Finca Consulting, Inc. and Subsidiaries
                         Consolidated Statement of Operations
                                      (Unaudited)




                                                              Three Months Ended
                                                                  March 31,
                                                         ----------------------------
                                                             1995             1994
                                                         -----------      -----------
Revenues ...........................................     $ 4,010,666      $ 7,108,521
Cost of shares and options .........................       4,050,461        4,806,356
                                                         -----------      -----------
Gross Profit .......................................         (39,795)       2,302,165
Selling, general and administrative expenses .......       1,852,297        2,242,214
                                                         -----------      -----------

Net Income (Loss) ..................................      (1,892,092)          59,951
                                                         ===========      ===========

Net Income (Loss) Per Share ........................     $      (.88)     $      .023
                                                         ===========      ===========
                                                           2,146,633        2,146,633
Weighted Average Number of Common Shares Outstanding
                                                         ===========      ===========


See notes to the consolidated financial statements.

                                          Finca Consulting, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Stockholders' Equity
                                            From December 31, 1994 Through March 31, 1995
                                                            (Unaudited)


                                             Preferred Stock                 Common Stock
                                       ---------------------------    ---------------------------
                                                                                                          Capital
                                                                                                         in Excess
                                                           Par                             Par             of Par
                                          Shares          Value           Shares           Value            Value
                                     ------------     ------------     ------------     ------------     ------------
Balance - December 31, 1994 ....        1,704,451     $         17        2,146,633     $     21,466     $  7,927,857

Issuance of Preferred Shares,
   less offering costs of
   $1,222,232                           1,501,930               15             --               --          3,570,833

Acquisition of Treasury Shares .             --               --               --               --            (26,554)

Foreign Currency Transition Loss             --               --               --               --               --

Net (Loss) for the three month
   period ended March 31, 1995 .             --               --               --               --               --
                                     ------------     ------------     ------------     ------------     ------------

Balance - March 31, 1995........        3,206,381     $         32        2,146,633     $     21,466     $ 11,472,136
                                     ============     ============     ============     ============     ============
                                               Treasury Stock
                                     ------------------------------
                                                                                              Cumulative
                                                            Par          (Accumulated        Translation
                                           Shares          Value           Deficit)           Adjustment
                                     ------------      ------------      ------------      ------------
Balance - December 31, 1994 ....         (189,899)     $     (1,899)     $ (6,813,246)     $    114,408

Issuance of Preferred Shares,
   less offering costs of
   $1,222,232                                  --                --                --                --

Acquisition of Treasury Shares .           (8,510)              (85)             --                --

Foreign Currency Transition Loss             --                --                --            (121,967)

Net (Loss) for the three month
   period ended March 31, 1995 .             --                --          (1,892,092)             --
                                     ------------      ------------      ------------      ------------

Balance - March 31, 1995........         (198,409)     $     (1,984)     $ (8,705,338)     $     (7,559)
                                     ============      ============      ============      ============

See notes to the consolidated financial statements.

                                      Finca Consulting, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     -----------------------------
                                                                                         1995              1994
                                                                                     -----------      -----------
Cash Flows From Operating Activities
   Net Income (Loss) ...........................................................     $(1,892,092)     $    59,951
   Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used For)
   Operating Activities
      Depreciation and amortization ............................................         113,042           60,292
      (Increase) in marketable securities ......................................          (7,270)         (40,524)
      Decrease in accounts receivable ..........................................          10,265             --
      Decrease (increase) in other current assets ..............................             123          (24,738)
      (Increase) decrease in deposits ..........................................         (28,682)          39,975
      (Increase) decrease in receivable due from related parties ...............        (116,375)          61,042
      (Increase) decrease in other assets ......................................        (108,647)          12,946
      Decrease in capitalized costs ............................................            --                752
      Increase in accounts payable and accrued expenses ........................          39,173           40,191
      Increase in customer credit balances .....................................         563,176

        Net Cash (Used in) Provided by Operating Activities ....................      (1,285,208)         773,063
                                                                                     -----------      -----------
Cash Flows From Investing Activities:
   Disposition (purchase) of property and equipment ............................          (2,069)          51,387
   Disposition of goodwill .....................................................            --             40,487
                                                                                     -----------      -----------
        Net Cash (Used in) Provided by Investing Activities ....................          (2,069)          91,874
                                                                                     -----------      -----------
Cash Flows From Financing Activities:
   Acquisition of Treasury Shares ..............................................         (26,639)        (348,340)
   Issuance of Preferred Shares ................................................       3,570,848             --
   Payments on note payable ....................................................            --            (19,195)
                                                                                     -----------      -----------
        Net Cash Provided by (Used in) Financing Activities ....................       3,544,209         (367,535)
                                                                                     -----------      -----------
Effect on Exchange Rate Changes on Cash ........................................        (121,967)          26,171
                                                                                     -----------      -----------
Net Increase in Cash ...........................................................       2,134,965          523,573
Cash at Beginning of the Period ................................................         953,633          351,701
                                                                                     -----------      -----------
Cash at the End of the Period ..................................................     $ 3,088,598      $   875,274
                                                                                     ===========      ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)



BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

   The balance sheet at December 31, 1994 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     Finca Consulting, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes thereto included herein.

Results of Operations

   Substantially all of the Company's income during the quarter ended March 31, 1995, was generated by its subsidiary, Opti-Wert-Interest AG ("OWI-AG") through its retail securities brokerage activities in Europe.

   For the quarter ended March 31, 1995, the Company had revenues of $4,010,666 compared to $7,108,521 for same quarter in 1993, and $3,205,908 for the preceding quarter. The revenue growth over the previous quarter while reflecting increased activity resulting from expanded sales and marketing efforts was accompanied by negative gross profits due to unfavorable price developments in securities purchased by the Company for re-sale. As a consequence of the unsatisfactory margins, the Company experienced a net loss of $1,892,092 for the quarter, compared to a profit of $59,951 for the comparable period a year ago.

Liquidity and Capital Resources

    The Company had total assets as of March 31, 1995 of $4,681,728, of which $3,843,613 were current assets. The current assets include a significantly higher cash position of $3,088,598 than at the beginning of the year, primarily as a consequence of an on-going capital raising program pursuant to which OWI-AG sold a total of 1,501,930 shares of the Company's preferred stock under private placements to its European customers pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The net proceeds of these sales totaled $3,544,209.

   Working capital at March 31, 1995, increased to $1,986,270. This amount includes $638,936 receivables from an affiliated company in Germany which provides facilities and support services for OWI-AG's retail brokerage operations.

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


ITEM 2.Changes In Securities.

      During the quarter the Company's subsidiary OWI-AG sold a total of 1,501,930 shares of the Company's preferred stock through private placements with European investors. The net proceeds of these sales totaled $3,544,279.

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

         (27) Financial Data Schedule

   (b) Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

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