Form 10-Q
period 1995-06-30
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: June 30, 1995

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

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1995, 2,146,633 shares of Registrant's Common Stock, $.01 par value, and 4,295,672 shares of Registrant's Convertible Preferred Stock, $.00001 par value were issued and outstanding.

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

                  Item 3.           Defaults Upon Senior Securities.

                  Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

                  Item 5.           Other Information.

                  Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1


                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                  June 30, 1995





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

     Consolidated Statements of Operations......................................

     Consolidated Statements of Changes in Stockholders' Equity.................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                                   Finca Consulting, Inc. and Subsidiaries
                                         Consolidated Balance Sheets


                                                                              June 30, 1995     December 31,
                                                                               (Unaudited)         1994
                                                                              ------------      ------------
        Assets
Current Assets
   Cash .................................................................     $  3,213,545      $    953,633
   Marketable securities ................................................           51,653            43,585
   Accounts receivable ..................................................           11,527            10,265
   Other current assets .................................................           86,466            65,347
   Receivable due from related parties ..................................          835,522           522,561
                                                                              ------------      ------------
        Total Current Assets ............................................        4,198,713         1,595,391
                                                                              ------------      ------------
Property and Equipment, at cost
   Land .................................................................          115,563           115,563
   Buildings ............................................................          462,254           492,254
   Office furniture and equipment .......................................          320,619           280,512
                                                                              ------------      ------------
                                                                                   898,436           888,329
   Less: accumulated depreciation .......................................         (309,124)         (238,756)
                                                                              ------------      ------------
        Net Property and Equipment ......................................          589,312           649,573
                                                                              ------------      ------------
Other Assets
   Deposits .............................................................            6,925             8,087
   Investment in Vintage Cars ...........................................           17,376            87,972
   Investment in subsidiary .............................................          180,800              --
   Other assets .........................................................          196,239            66,127
                                                                              ------------      ------------
        Total Other Assets ..............................................          401,340           162,186
                                                                              ------------      ------------
        Total Assets ....................................................        5,189,365         2,407,150
                                                                              ============      ============
        Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses ................................          314,987           279,541
   Customer credit balances .............................................        1,456,612           833,374
   Income taxes payable .................................................           25,992              --
                                                                              ------------      ------------
        Total Current Liabilities .......................................        1,797,591         1,112,915
                                                                              ------------      ------------
   Minority interests in subsidiary .....................................           45,632            45,632
                                                                              ------------      ------------

                                   Finca Consulting, Inc. and Subsidiaries
                                         Consolidated Balance Sheets
                                                 (continued)


                                                                              June 30, 1995     December 31,
                                                                               (Unaudited)         1994
                                                                              ------------      ------------

Stockholders' Equity
   Common stock, $.01 par value, 20,000,000 shares authorized, 2,146,633
      shares issued and outstanding .....................................           21,466            21,466
   Preferred stock, $.00001 par value, 20,000,000 shares authorized,
      4,295,672 and 1,704,451 shares issued and outstanding, respectively               43                17
   Capital in excess of par value .......................................       13,757,571         7,927,857
   Accumulated deficit ..................................................      (10,188,417)       (6,813,246)
   Treasury stock, 275,812 and 189,899 common shares, respectively ......           (2,758)           (1,899)
   Cumulative translation adjustment ....................................         (241,763)          114,408
                                                                              ------------      ------------
        Total Stockholders' Equity ......................................        3,346,142         1,248,603
                                                                              ------------      ------------
        Total Liabilities and Stockholders' Equity ......................     $  5,189,365      $  2,407,150
                                                                              ============      ============


See notes to the consolidated financial statements.

                                   Finca Consulting, Inc. and Subsidiaries
                                    Consolidated Statements of Operations
                                                 (Unaudited)



                                                    Three Months Ended                Six Months Ended
                                                        June 30,                           June 30,
                                            ------------------------------      ------------------------------
                                                 1995              1994              1995              1994
                                            ------------      ------------      ------------      ------------
Revenues ..............................     $  6,483,022      $  4,624,915      $ 10,493,688      $ 11,733,436
Cost of Shares and Options ............        5,370,575         2,984,555         9,421,036         7,790,911
                                            ------------      ------------      ------------      ------------
Gross Profit ..........................        1,112,447         1,640,360         1,072,652         3,942,525
Selling, general and administrative
expenses ..............................        2,595,526         1,768,404         4,447,823         4,010,618
                                            ------------      ------------      ------------      ------------
          Income (Loss) From Operations       (1,483,079)         (128,044)       (3,375,171)          (68,093)
                                            ------------      ------------      ------------      ------------
Other (Expense)
   Interest expense ...................             --             (23,726)             --             (23,726)
                                            ------------      ------------      ------------      ------------
        Total Other Income (Expense) ..             --             (23,726)             --             (23,726)
                                            ------------      ------------      ------------      ------------

Net Income (Loss) .....................     $ (1,483,079)     $   (151,770)     $ (3,375,171)     $    (91,819)
                                            ============      ============      ============      ============
Net Income (Loss) Per Share ...........     $      (0.69)     $      (0.71)     $      (1.57)     $      (0.43)
                                            ============      ============      ============      ============
Weighted Average Number of Common
   Shares Outstanding..................        2,146,633         2,146,633         2,146,633         2,146,633
                                            ============      ============      ============      ============

See notes to the consolidated financial statements.

                                                 Finca Consulting, Inc. and Subsidiaries
                                       Consolidated Statements of Changes in Stockholders' Equity
                                              From December 31, 1994 Through June 30, 1995
                                                               (Unaudited)


                                            Preferred Stock                    Common Stock
                                      ----------------------------    -----------------------------
                                                                                                         Capital
                                                                                                         in Excess
                                                           Par                              Par           of Par
                                           Shares          Value          Shares            Value          Value
                                      ------------    ------------    ------------    ------------    ------------
Balance - December 31, 1994 ......       1,704,451    $         17       2,146,633    $     21,466    $  7,927,857

Issuance of preferred shares, less
   offering costs of $2,086,890 ..       2,591,221              26            --              --         6,096,991

Acquisition of treasury shares ...            --              --              --              --              --

Foreign currency transaction loss             --              --              --              --          (267,277)

Net (Loss) for the six month
   period ended June 30, 1995 ....            --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------
                                         4,295,672    $         43       2,146,633    $     21,466    $ 13,757,571
Balance - June 30, 1995
                                      ============    ============    ============    ============    ============

                                               Treasury Stock
                                      -----------------------------
                                                                          Cumulative
                                                                        (Accumulated       Translation
                                            Shares          Amount         Deficit)         Adjustment
                                      ------------     ------------     ------------     ------------

Balance - December 31, 1994 ......         189,899     $     (1,899)    $ (6,813,246)    $    114,408

Issuance of preferred shares, less
   offering costs of $2,086,890 ..            --               --               --               --

Acquisition of treasury shares ...          85,913             (859)            --               --

Foreign currency transaction loss             --               --               --           (356,171)

Net (Loss) for the six month
   period ended June 30, 1995 ....            --         (3,375,171)            --
                                      ------------     ------------     ------------     ------------

Balance - June 30, 1995...........         275,812     $     (2,758)    $(10,188,417)    $   (241,763)
                                      ============     ============     ============     ============

See notes to the consolidated financial statements.

                                   Finca Consulting, Inc. and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                -----------------------------
                                                                                    1995             1994
                                                                                -----------      -----------
Cash Flows From Operating Activities
   Net Income (Loss) ......................................................     $(3,375,171)     $   (91,819)
   Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used for)
   Operating Activities
      Depreciation and amortization .......................................         133,828           65,456
      (Increase) decrease in marketable securities ........................          (8,068)         (43,310)
      (Increase) in accounts receivable ...................................          (1,262)          (6,142)
      (Increase) decrease in receivable due from related parties ..........        (312,961)          32,591
      (Increase) in other current assets ..................................         (21,119)         (63,383)
      Decrease in note payable ............................................            --            (19,195)
      (Increase) decrease in other assets .................................        (130,112)          69,257
      Decrease in goodwill ................................................            --             40,487
      Decrease in capital cost - office premium ...........................            --             15,426
      Decrease in deposits ................................................           1,162           39,152
      Increase in accounts payable and accrued expenses ...................          35,446            9,623
      Increase in customer credit balances ................................         623,238          504,488
      Increase in income taxes payable ....................................          25,992             --
                                                                                -----------      -----------
        Net Cash (Used in) Provided by Operating Activities ...............      (3,029,027)         552,631
                                                                                -----------      -----------
Cash Flows From Investing Activities
   Disposition (purchase) of property and equipment .......................          (2,971)          53,195
   Investment in subsidiary ...............................................        (180,800)            --
                                                                                -----------      -----------
        Net Cash (Used in) Provided by Investing Activities ...............        (183,771)          53,195
                                                                                -----------      -----------
Cash Flows From Financing Activities
   Issuance of preferred shares ...........................................       6,097,017             --
   Acquisition of treasury shares .........................................        (268,136)        (391,250)
                                                                                -----------      -----------
          Net Cash Provided by (Used in) Financing Activities .............       5,828,881         (391,250)
                                                                                -----------      -----------
Effect on Exchange Rate Changes on Cash ...................................        (356,171)          29,088
                                                                                -----------      -----------
Net Increase in Cash ......................................................       2,259,912          243,664
Cash at Beginning of the Period ...........................................         953,633          351,701
                                                                                -----------      -----------
Cash at the End of the Period .............................................     $ 3,213,545      $   595,365
                                                                                ===========      ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

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

Results of Operations

   Substantially all of the Company's revenues during the quarter ended June 30, 1994, were generated by its subsidiary, Opti-Wert-Interest AG ("OWI-AG") through sales commissions derived from its retail securities brokerage activities. Revenues for the quarter totaled $6,483,022 as compared to $4,624,915 during the second quarter a year ago. Revenues for the six months ended June 30, 1995, amounted to $10,493,688 compared to $11,733,436 for the same period last year. Selling, general and administrative expenses for the quarter totaled $2,595,526 which is in line with the changes in revenues.

   For the quarter ended June 30, 1995, the Company suffered a net loss of $1,483,079 compared to a loss of $151,770 during the second quarter last year. The six months' results were losses of $3,375,171 and $91,819 for 1995 and 1994, respectively.

Liquidity and Capital Resources

   The Company had total assets as of June 30, 1995 of $5,189,365, of which $4,198,713 were current assets. The current assets include a cash position of $3,213,545 . During the quarter, the Company continued its capital raising program pursuant to which OWI-AG sold a total of 1,089,291 shares of the Company's preferred stock through private placements with its European customers pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The net proceeds of these sales totaled $2,526,169.

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

ITEM 2.Changes In Securities.

      During  the  quarter,  the  Company's  subsidiary  OWI-AG  sold a total of
      1,089,291  shares  of  the  Company's   preferred  stock  through  private
      placements with European investors. The net proceeds of these sales totaled $2,526,169.

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