Form 10-Q
period 1995-09-30
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: September 30, 1995

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

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         As of September 30, 1995, 2,146,633 shares of Registrant's Common Stock, $.01 par value, and 4,295,672 shares of Registrant's Convertible Preferred Stock, $00001 par value, were issued and outstanding.

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

                  Item 3.           Defaults Upon Senior Securities.

                  Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

                  Item 5.           Other Information.

                  Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1


                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                               September 30, 1995







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

     Consolidated Statements of Operations......................................

     Consolidated Statements of Changes in Stockholders' Equity.................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                                   Finca Consulting, Inc. and Subsidiaries
                                         Consolidated Balance Sheets


                                                                               September
                                                                                30, 1995        December 31,
                                                                              (Unaudited)          1994
                                                                             ------------      ------------
         Assets
Current Assets
   Cash .................................................................     $  2,791,100      $    953,633
   Marketable securities ................................................        1,655,936            43,585
   Accounts receivable ..................................................           11,267            10,265
   Other current assets .................................................          152,410            65,347
   Receivable due from related parties ..................................        1,217,595           522,561
                                                                              ------------      ------------
        Total Current Assets ............................................        5,828,308         1,595,391
                                                                              ------------      ------------
Property and Equipment, at cost
   Land .................................................................          115,563           115,563
   Buildings ............................................................          462,254           492,254
   Office furniture and equipment .......................................          355,184           280,512
                                                                              ------------      ------------
                                                                                   933,001           888,329
   Less: accumulated depreciation and amortization ......................         (323,657)         (238,756)
                                                                              ------------      ------------
        Net Property and Equipment ......................................          609,344           649,573
                                                                              ------------      ------------
Other Assets
   Deposits .............................................................            6,967             8,087
   Investment in Vintage Cars ...........................................           17,574            87,972
   Investment in subsidiary .............................................          180,000              --
   Other assets .........................................................           70,469            66,127
                                                                              ------------      ------------
        Total Other Assets ..............................................          275,010           162,186
                                                                              ------------      ------------
        Total Assets ....................................................        6,712,662         2,407,150
                                                                              ============      ============
        Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses ................................          206,692           279,541
   Customer credit balances .............................................        1,902,093           833,374
   Income taxes payable .................................................           68,221              --
                                                                              ------------      ------------
        Total Current Liabilities .......................................        2,177,006         1,112,915
                                                                              ------------      ------------
   Minority interests in subsidiary .....................................           45,632            45,632
                                                                              ------------      ------------

                                   Finca Consulting, Inc. and Subsidiaries
                                         Consolidated Balance Sheets
                                                 (continued)


                                                                               September
                                                                                30, 1995        December 31,
                                                                              (Unaudited)          1994
                                                                             ------------      ------------
Stockholders' Equity
   Common stock, $.01 par value, 20,000,000 shares authorized, 2,146,633
      shares issued and outstanding .....................................           21,466            21,466
   Preferred stock, $.00001 par value, 20,000,000 shares authorized,
      4,295,672 and 1,704,451 shares issued and outstanding, respectively               43                17
   Capital in excess of par value .......................................       13,757,571         7,927,857
   Accumulated deficit ..................................................       (9,402,541)       (6,813,246)
   Treasury stock, 275,812 and 189,899 common shares, respectively ......           (2,758)           (1,899)
   Cumulative translation adjustment ....................................          116,243           114,408
                                                                              ------------      ------------
        Total Stockholders' Equity ......................................        4,490,024         1,248,603
                                                                              ------------      ------------
        Total Liabilities and Stockholders' Equity ......................     $  6,712,662      $  2,407,150
                                                                              ============      ============

See notes to the consolidated financial statements

                                   Finca Consulting, Inc. and Subsidiaries
                                    Consolidated Statements of Operations
                                                 (Unaudited)




                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                            ------------------------------     ------------------------------
                                                 1995             1994              1995              1994
                                            ------------     ------------      ------------      ------------
Revenues ..............................     $ 11,974,528     $  3,961,483      $ 22,468,216      $ 15,694,919
Cost of Shares and Options ............        7,800,454        3,636,817        17,221,490        11,427,728
                                            ------------     ------------      ------------      ------------
Gross Profit ..........................        4,174,074          324,666         5,246,726         4,267,191
Operating Expenses
   Selling, general and administrative         3,388,198        1,550,111         7,836,021         5,560,729
                                            ------------     ------------      ------------      ------------
          Income (Loss) From Operations          785,876       (1,225,445)       (2,589,295)       (1,293,538)
                                            ------------     ------------      ------------      ------------
Other (Expense)
   Interest expense ...................             --             (1,587)             --             (25,313)
                                            ------------     ------------      ------------      ------------
        Total Other Income (Expense) ..             --             (1,587)             --             (25,313)
                                            ------------     ------------      ------------      ------------
Net Income ............................     $    785,876     $ (1,227,032)     $ (2,589,295)     $ (1,318,851)
                                            ============     ============      ============      ============

Net Income (Loss) Per Share ...........     $        .37     $       (.57)            (1.21)     $       (.61)
                                            ============     ============      ============      ============
Weighted Average Number of Common
Shares Outstanding.....................        2,146,633        2,146,633         2,146,633         2,146,633
                                            ============     ============      ============      ============

See notes to the consolidated financial statements.

                                              Finca Consulting, Inc. and Subsidiaries
                                     Consolidated Statements of Changes in Stockholders' Equity
                                          From December 31, 1994 Through September 30, 1995
                                                            (Unaudited)


                                               Preferred Stock                   Common Stock
                                          --------------------------     -----------------------------
                                                                                                              Capital
                                                                                                             in Excess
                                                            Par                              Par              of Par
                                           Shares           Value            Shares          Value             Value
Balance - December 31, 1994 ......        1,704,451     $         17        2,146,633     $     21,466     $  7,927,857

Issuance of preferred shares, less
   offering costs of $2,086,890 ..        2,591,221               26             --               --          6,096,991

Acquisition of treasury shares ...             --               --               --               --           (267,277)

Foreign currency transaction gain              --               --               --               --               --

Net (Loss) for the six month
   period ended June 30, 1995 ....             --               --               --               --               --
                                       ------------     ------------     ------------     ------------     ------------
                                          4,295,672     $         43        2,146,633     $     21,466     $ 13,757,571
Balance - September 30, 1995
                                       ============     ============     ============     ============     ============

                                                  Treasury Stock
                                            --------------------------
                                                                                                Cumulative
                                                                           (Accumulated         Translation
                                             Shares          Amount           Deficit)           Adjustment
Balance - December 31, 1994 ......          189,899      $     (1,899)     $ (6,813,246)     $    114,408

Issuance of preferred shares, less
   offering costs of $2,086,890 ..             --                --                --                --

Acquisition of treasury shares ...           85,913              (859)             --                --

Foreign currency transaction gain              --                --                --               1,835

Net (Loss) for the six month
   period ended June 30, 1995 ....             --          (2,589,295)             --
                                       ------------      ------------      ------------      ------------

Balance - September 30, 1995......          275,812      $     (2,758)     $ (9,402,541)     $    116,243
                                       ============      ============      ============      ============

See notes to the consolidated financial statements.

                                 Finca Consulting, Inc. and Subsidiaries
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                                 Nine Months Ended
                                                                                  September 30,
                                                                          ------------------------------
                                                                               1995             1994
                                                                           -----------      -----------
Cash Flows From Operating Activities
   Net Income (Loss) .................................................     $(2,589,295)     $(1,985,387)
   Adjustments to Reconcile Net Loss to Net Cash Provided by Operating
   Activities:
      Depreciation and amortization ..................................         155,299           78,422
      (Increase) in accounts receivable ..............................          (1,002)            --
      (Increase) decrease in marketable securities ...................      (1,612,351)            --
      (Increase) in other current assets .............................         (87,063)         (87,235)
      (Increase) in receivable due from related parties ..............        (695,034)        (103,639)
      Decrease in deposits ...........................................           1,120           38,640
      Decrease in capital cost .......................................            --             15,426
      (Increase) decrease in other assets ............................          (4,342)          71,929
      Increase (decrease) in accounts payable and accrued expenses ...         (72,849)          44,268
      Increase in customer credit balances ...........................       1,068,719          530,853
      Increase in income taxes payable ...............................          68,221             --
                                                                           -----------      -----------
        Net Cash Provided by Operating Activities ....................      (3,768,577)      (1,396,723)
                                                                           -----------      -----------
Cash Flows From Investing Activities
   Purchase (disposition) of property and equipment ..................         (44,672)          66,219
   Investment in subsidiary ..........................................        (180,000)            --
   Disposition of goodwill ...........................................            --             40,487
                                                                           -----------      -----------
        Net Cash (Used) in Investing Activities ......................        (224,672)         106,706
                                                                           -----------      -----------
Cash Flows From Financing Activities
   Issuance of preferred shares ......................................       6,097,017        2,024,708
   Acquisition of treasury shares ....................................        (268,136)        (365,255)
   Payment on note payable ...........................................            --            (19,195)
                                                                           -----------      -----------
        Net Cash Provided by Financing Activities ....................       5,828,881        1,640,258
                                                                           -----------      -----------
Effect on Exchange Rate Changes on Cash ..............................           1,835           50,207
                                                                           -----------      -----------
Net Increase in Cash .................................................       1,837,467          400,448
Cash at Beginning of the Period ......................................         953,633          351,701
                                                                           -----------      -----------
Cash at the End of the Period ........................................     $ 2,791,100      $   752,149
                                                                           ===========      ===========


See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

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

Results of Operations

   Substantially all of the Company's revenues during the quarter were generated by its subsidiary, Opti-Wert-Interest AG ("OWI-AG") through sales commissions derived from its retail securities brokerage activities.

   Revenues increased from $6,483,022 in the prior quarter and $3,961,483 in the third quarter of 1994, to $11,974,528 in the third quarter this year. Coupled with an improved gross margin and moderate growth in selling, general and administrative expenses which amounted to $3,388,198, the Company achieved a significant net profit for the quarter, in the amount of $785,876 , reducing the net loss for the year to-date to $2,589,295, compared to a loss of $1,318,851 for the same period last year. Management expects the growth trend to continue, a result of expanded marketing efforts during the last several quarters.

Liquidity and Capital Resources

   The Company had total assets as of September 30, 1995 of $6,712,662, of which $5,828,308 were current assets. Working capital at the end of the quarter had increased to $3,651,302. With a stronger balance sheet and improved liquidity, the Company is now equipped to fund further expansions in its activities.

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

         (27) Financial Data Schedule

   (b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the period covered by this Form 10-Q

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