Form 10-K
period 1995-12-31
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]

                   For the Fiscal Year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 NOT APPLICABLE

Registrant's revenues for the fiscal year ended December 31, 1995, were $49,409,821.

The aggregate market value of the vesting stock held by non-affiliates of the Registrant cannot be determined because there has been no appreciable trading in the stock for the past several years.

         As of December 31, 1995,  2,146,633  shares of Common  Stock,  $.01 par
value,   and  4,109,226  shares  of  Preferred  Stock  $.00001  par  value  were outstanding.

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

                  As of December 31, 1995, there were outstanding 2,146,633 Common Shares and 4,109,226 Preferred Shares.

                  In December 1995, the Corporation relocated its principal executive offices to 380 Foothill Road, Bridgewater, NJ 08807.

                  The Corporation did not acquire or dispose of any material amount of assets during the fiscal year ended December 31, 1995.

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

                  The Corporation operates primarily in Europe. Information regarding each geographic area on an unconsolidated basis for 1994 and 1993 is as follows:

                                                                       December 31, 1995
                                             -----------------------------------------------------------------
                                                United                          Consolidated
                                                States             Europe       Eliminations         Totals
                                             ------------      ------------      ------------     ------------
Sales to unaffiliated customers
     Real estate sales .................     $          0      $          0      $          0     $          0
     Marketable securities
        and option sales ...............                         49,409,821                         49,409,821
Operating (loss)
     Real estate sales .................                0           (25,000)                0          (25,000)
     Marketable securities
        and option sales ...............                0        (1,272,928)                0       (1,272,928)
Other income (expense) .................                0            90,906                 0           90,906
                                             ------------      ------------      ------------     ------------
Net (Loss) .............................                0        (1,207,022)                0       (1,207,022)

Identifiable assets at December 31, 1995                0         8,360,186                 0        8,360,186

General corporate assets ...............                0                 0                 0                0
                                             ------------      ------------      ------------     ------------

      Total Assets .....................     $          0      $  8,360,186      $          0     $  8,360,186
                                             ============      ============      ============     ============

                                                                       December 31, 1994
                                             -----------------------------------------------------------------
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

                  The Corporation and its subsidiaries derived revenues from its real estate operations in the approximate amount of $36,369 in 1992. No revenues were earned from this business segment in fiscal years 1993 to 1995. The Corporation and its subsidiaries generated revenues from its securities brokerage operations of $49,409,821 in 1995 and $18,900,827 in 1994. The
                  significant growth in revenues from 1994 to 1995 occurred as a consequence of a concerted effort by the Company to expand its network of independent brokers in Germany, its primary market, in response to a rapidly developing acceptance of stock and option equities as investment vehicles in that country.

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

                  The Corporation and its subsidiaries at this time employ no personnel in its real estate operations and 22 full time persons and no part time persons in its securities brokerage operations.

                  (d) Financial information about foreign and domestic operations and export sales.

                                                                         December 31, 1995
                                             ------------------------------------------------------------------
                                                 United                            Consolidated
                                                 States           Europe           Eliminations        Totals
                                             ------------      ------------       -------------    ------------
Sales to unaffiliated customers ........     $          0      $ 49,409,821       $         0      $ 49,409,821

Operating (loss) .......................                0        (1,297,928)                0        (1,297,928)
Other income (expense) .................                0            90,906                 0            90,906
Net (Loss) .............................                0        (1,207,022)                0        (1,207,022)

Identifiable assets at December 31, 1995     $          0      $  8,360,186       $         0      $  8,360,186

General corporate assets ...............                                  0                                   0
                                                                                                   ------------

      Total Assets .....................                                                           $  8,360,186
                                                                                                   ============

                                                                         December 31, 1994
                                             ------------------------------------------------------------------
                                                 United                            Consolidated
                                                 States           Europe           Eliminations        Totals
                                             ------------      ------------       -------------    ------------
Sales to unaffiliated customers ........     $           0     $ 18,900,827      $          0       $ 18,900,827

Operating (loss) .......................                 0       (2,350,897)                0         (2,350,897)
Other income (expense) .................                 0          (33,476)                0            (33,476)
Net (Loss) .............................                 0       (2,384,373)                0         (2,384,373)

Identifiable assets at December 31, 1994     $           0      $  2,407,100     $          0       $  2,407,100

General corporate assets ...............                                                                       0
                                                                                                    ------------
      Total Assets .....................                                                            $  2,407,100
                                                                                                    ============

ITEM 2:           Properties

                  In January 1992, the Corporation entered into a lease agreement for 9,600 square feet of office space in Dusseldorf, Germany. The lease required a deposit of $37,345 and calles for monthly rental payments of $12,448 through December 1996. The monthly rent may be increased based on a price index and the lease provides for a five year renewal option. The Corporation also, through its subsidiary OWI-AG, leases 13,700 square feet of office space in Zug, Switzerland, as well as automobiles and office equipment under operating leases. The Corporation paid approximately $247,000 for the year ended December 31, 1995 and $240,000 for the year ended December 31, 1994 pursuant to above leases.


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

(b)               As  of  December  31,  1995  there  were   approximately  1223
                  shareholders of record for the Common Stock.

(c)               the Corporation has not declared or paid any cash dividends.


ITEM 6:           SELECTED FINANCIAL DATA

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 is derived from the financial statements of the Corporation and should be read in conjunction with the financial statements and notes thereto.

Balance Sheet                                                 For The Year Ended
                                                                                  December 31,

                                        1995           1994           1993           1992           1991
                                     ----------     ----------     ----------     ----------     ----------

Total Assets ...................     $8,360,186     $2,407,100     $1,816,882     $1,810,428     $1,287,313

Long Term Debt .................              0              0              0              0              0
Minority Interests in Subsidiary         45,632         45,632         45,632         45,632              0
Total Stockholders' Equity .....     $5,862,009     $1,248,603     $  628,821     $1,456,690     $1,254,952

Statement of Operations
                                                                                 December 31,
                                           ------------------------------------------------------------------------------------

                                                1995              1994              1993              1992              1991
                                           ------------      ------------      ------------      ------------      ------------
Revenues from continuing operations ..     $ 49,409,821      $ 18,900,827      $ 16,603,901      $  2,692,445      $     46,914

Cost of Shares and Options ...........     $ 37,695,202      $ 14,450,630      $ 13,728,846      $  1,749,426                 0
                                           ------------      ------------      ------------      ------------      ------------

   Gross Profit ......................     $ 11,714,619      $  4,450,197      $  2,675,055      $    943,019      $     46,914
Selling general and administrative
   expenses ..........................     $ 13,012,547      $  6,801,094      $  5,314,366      $  2,732,421      $    245,744
                                           ------------      ------------      ------------      ------------      ------------

Operating income (loss) ..............     $ (1,297,928)     $ (2,350,897)     $ (2,439,311)     $ (1,789,402)     $   (198,830)


Other income (expense) ...............     $     90,906      $    (33,476)     $    (18,320)     $      2,765      $     12,225
Net (loss) from continuiing operations     $ (1,207,022)     $ (2,384,373)     $ (2,457,631)     $ (1,786,637)     $   (186,605)
Extraordinary income .................     $          0      $          0      $          0      $          0      $          0
                                           ------------      ------------      ------------      ------------      ------------

Net Income (Loss) ....................     $ (1,207,022)     $ (2,384,373)     $ (2,457,631)     $ (1,786,637)     $   (186,605)
                                           ============      ============      ============      ============      ============


Loss per common share of
   outstanding and subscribed stock
   (from continuing operations) ......     $      (0.56)     $      (1.11)     $      (1.20)     $      (1.77)     $      (0.26)


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                  Quarter Ended December 31, 1995

                  The Corporation's wholly owned Swiss subsidiary Opti-Wert-Interest, AG ("OWI-AG") continues to be the sole source of revenues for the Corporation. OWI-AG operates a securities brokerage business in Germany, utilizing commissioned sales brokers to sell equity stocks and options to its customers in Germany.

                  For the quarter ended December 31, 1995 the Corporation had revenues of $26,941,605, resulting in a net profit of $1,382,273, compared to revenues of $3,205,908 and a loss of $1,065,522 in the fourth quarter a year ago. The growth in revenues resulted from a concerted effort by the Company to expand its network of independent brokers in Germany, its primary market, in response to a rapidly developing acceptance of stock and option equities as investment vehicles in that country. The growth in selling, general, and administrative expenses was commensurate with this expansion. Such expenses amounted to $5,176,526 for the quarter, compared to $1,240,365, for the quarter a year ago.

                  Year Ended December 31, 1995

                  For the year ended December 31, 1995, the Corporation had gross revenues of $49,409,821, generated exclusively by its subsidiary OWI-AG through its securities brokerage business in Germany. For the same year, the Corporation experienced a net loss of $1,207,022. The loss is attributable to relatively high operating expenses which amounted to $13,012,547 for the year, the majority of which were incurred by OWI-AG. OWI-AG utilizes the administrative services of a German affiliate, Telecom GmbH, which provides the infrastructure and facilities for the Company's network of brokers, in its equity securities and options business. During fiscal year 1995, the Corporation, through OWI-AG, paid Telecom GmbH $1,643,639 for these administrative services and $5,757,210 in brokerage fees: see, Note 3 to Consolidated Financial Statements annexed hereto as Exhibit A.


                  Fiscal Year 1995 Compared to Fiscal Year 1994

                  During 1995 the Corporation's revenues of $49,409,821 were all derived from OWI-AG's securities brokerage activities in Germany. The same held true in 1994 when revenues totaled $18,900,827. There were no revenues from real estate operations in either 1995 or 1994. The Company in 1995 achieved gross profits of $11,714,619 or 23.7% of revenues as opposed to $4,450,197 or 23.5% of revenues in 1994. In spite of the increase in revenues and the increase in the gross profits, however, the Company incurred a loss for the year, primarily due to the increase in selling, general and administrative expenses which totaled $13,012,547 during the year, as compared to $6,801,094 a year ago.

                  At December 31, 1995, working capital amounted to $4,078,948, as opposed to $106,872 on December 31, 1994. Current assets at year's end included high cash balances representing customers' prepayments, as a direct consequence of the expansion of business. The Company obtained the necessary funding to finance its expansion through the private placement during the year with European investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, of a total of 2,404,775 shares of its preferred stock which, after deduction of related expenses yielded $6,139,902 for the Company. During 1994 the Company obtained additional financing in a similar fashion through placement of an aggregate of 1,688,146 shares of its preferred stock, for net receipts of $3,578,378. These fund inflows helped offset cash flow deficits from operations, primarily due to the losses incurred in both year: see, Consolidated Statements of Changes in Stockholders' Equity annexed hereto as Exhibit A.

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

                  During the year ended December 31, 1994, the Corporation experienced a net outflow of cash from operations in the amount of $2,408,770 compared to a deficit of $1,562,856 in 1993. The deficit in 1994 was almost entirely due to the losses experienced during the year which accounted for approximately 96% of that amount. The negative cash flow from operations was offset through new funding from financing activities which produced $2,818,498 in 1994 and $1,654,161 in 1993.

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

ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT


                  As of December 31, 1995, there were 2,146,633 Common Shares outstanding. The following tabulates holdings of shares of the Corporation by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Corporation individually and as a group. There were 4,109,226 Preferred Shares outstanding issued to individuals who are neither officers or directors.

Title         Name and Address of        Amount and Nature of      Percent
of Class      Beneficial Owner           Beneficial Ownership      of Class
--------      ----------------           --------------------      --------

Common        Secure Securities, Ltd.
Stock         c/o Hugo Winkler
              665 Finchley Road
              London, UK                     260,240*               12.12%

              Visa International, PLC
              c/o Hugo Winkler
              665 Finchley Road
              London, UK                      91,463*                4.26%

              Bernd Nagel
              Hessenweg 10 A
              D-4422 Ahaus
              Germany                        132,200                 6.16%

              Volker Montag
              c/o Opti-Wert-Interest
              Industriel Str. 9
              Postfach 6300 ZUB
              Switzerland                    351,703*               16.38%

              Hugo Winkler
              665 Finchley Road
              London, UK                           0                    0%

              Norani Mohammad Zin
              665 Finchley Road
              London, UK                           0                    0%

              Roland Schoneberg
              c/o Opti-Wert-Interest
              Industriel Str. 9
              Postfach 6300 ZUB
              Switzerland                    351,703*               16.38%

               All Directors and Officers
              as a Group                     351,703*               16.38%
-------------

*Messrs. Volker Montag and Roland Schoneberg are majority shareholders of Secure Securities, Ltd. and Visa International, PLC.

ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  (a) Commissions to Affiliate. Secure Securities, Ltd., a shareholder of the Corporation, controlled by Messrs. Volker Montag and Roland Schoneberg, owns a German company, Telecom GmbH, having its principal offices located in Dusseldorf, Germany ("Telecom"). Telecom provides all of the administrative services to Opti-Wert-Interest AG, the Corporation's wholly owned subsidiary ("OWI-AG"), for its securities brokerage business which include all commission charges. During fiscal years 1995 and 1994, OWI-AG paid Telecom $1,643,639 and $2,731,982 respectively, for their administrative services. Telecom also pays all of OWI-AG's brokerage commissions arising out of OWI-AG sales to its customers, due to non-affiliated third parties which amounted to $5,757,210 in 1995 and $2,552,161 in 1994.

                  (b) Loan to Officer and Director. During 1993, OWI-AG made a loan in the amount of $141,750 to Mr. Volker Montag, an officer and director of the Company. The loan's outstanding principal balance accrues interest at the rate of five (5%) percent, per annum, and payments in the amount of $7,020 are due quarterly.

                  (c) Payments to Officer. The Company advances, from time-to-time, funds to a shareholder and officer of the Company and to entities in which he has a controlling interest. Such advances amounting to $1,060,021 and $375,654 at December 31, 1995 and 1994 are unsecured, non-interest bearing and payable upon demand.

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

(b)                        Reports on form 8-K

                           On December 18,1995, the Company filed a report on Form 8-K with the Securities and Exchange Commission which is incorporated herein by reference. The report informs about (a) the dismissal of the Company's former independent auditors, Neil James & Associates, P.C. as per December 18, 1995, and the retention of Rosenberg Rich Baker Berman & Company as the Company's new independent auditors effective December 15, 1995; and (b) the relocation of its principal executive offices to 380 Foothill Road, Bridgewater, NJ, from its previous address in London, England.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FINCA CONSULTING, INC.

Date:    December 23, 1997
                                                By:  /s/Volker Montag
                                                     ----------------
                                                     Volker Montag
                                                     President
                                                     And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                                        Date
         ----                                                        ----

/s/ Volker Montag                                              December 23, 1997
-----------------
Volker Montag, President
  and Director


/s/Roland Schoeneberg                                          December 23, 1997
---------------------
Roland Schoeneberg, Secretary
  and Director

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

(3)(ii)           By Laws  incorporated  by reference to Form S-18 filed October
                  17, 1989.

(13) Quarterly report incorporated by Reference to Quarterly Report on Form 10-Q for period ended September 30, 1993.

(16)              Documentation   regarding  change  in  certifying   accountant
                  incorporated by reference to Form 8-K filed in February, 1993 and Form 8-K filed in December 1995.

(21)              Subsidiaries of the Company:

                           (i) Finca Consulting Costa Brava, S.A. - is a corporation formed under the laws of the Country of Spain and is the name under which it conducts business.
                           (ii)     Finca Consulting, Limited
                                    -       is a  corporation  formed  under the
                                            laws of the  Country  of the  united
                                            Kingdom  and is the name under which
                                            it conducts business.
                           (iii)Finca Consulting, GmbH - is a corporation formed
                                    under the laws of the Country of Germany and
                                    is  the  name   under   which  it   conducts
                                    business.
                           (iv) Opti-Wert-Interest, AG - is a corporation formed under the laws of the Country of Switzerland and conducts its retail securities and options business in Germany.

(27)              Financial Data Schedule - attached to Exhibit A

                                    EXHIBIT A








                     Finca Consulting, Inc. and Subsidiaries

                        Consolidated Financial Statements

                           December 31, 1995 and 1994

                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                           December 31, 1995 and 1994







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

     Notes to the Consolidated Financial Statements.............................

Independent Auditors' Report



                      Rosenberg Rich Baker Berman & Company
                                380 Foothill Road
                          Bridgewater, New Jersey 08807



To the Board of Directors and Stockholders of Finca Consulting, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Finca Consulting, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finca Consulting, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Rosenberg Rich Baker Berman & Company
----------------------------------------
Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 25, 1996

                                    Finca Consulting, Inc. and Subsidiaries
                                          Consolidated Balance Sheets


                                                                                         December 31,
                                                                               ------------------------------
                                                                                    1995             1994
                                                                               ------------      ------------
        Assets
Current Assets
   Cash and cash equivalents .............................................     $  6,004,844      $    997,218
   Prepaid expenses and other ............................................          248,237            75,612
   Receivable due from related party .....................................          278,412           146,907
                                                                               ------------      ------------
        Total Current Assets .............................................        6,531,493         1,219,737
                                                                               ------------      ------------
Property and Equipment ...................................................          604,108           649,523
                                                                               ------------      ------------
Other Assets
   Receivables due from related parties ..................................        1,060,021           375,654
   Other assets ..........................................................          164,564           162,186
                                                                               ------------      ------------
        Total Other Assets ...............................................        1,224,585           537,840
                                                                               ------------      ------------
        Total Assets .....................................................        8,360,186         2,407,100
                                                                               ============      ============
        Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses .................................          384,885           279,491
   Customer credit balances ..............................................        2,067,660           833,374
                                                                               ------------      ------------
        Total Current Liabilities ........................................        2,452,545         1,112,865
                                                                               ------------      ------------
   Minority interests in subsidiary ......................................           45,632            45,632
                                                                               ------------      ------------
Stockholders' Equity
   Common stock, $.01 par value, 20,000,000 shares authorized, 2,146,633
      shares issued and outstanding ......................................           21,466            21,466
   Preferred stock; $.00001 par value, 20,000,000 shares authorized,
      4,109,226 and 1,704,451  shares issued and outstanding, respectively               41                17
   Capital in excess of par value ........................................       13,724,083         7,927,857
   Accumulated deficit ...................................................       (8,020,268)       (6,813,246)
   Cumulative translation adjustment .....................................          139,445           114,408
   Less: Treasury stock, 275,812 and 189,899 shares, respectively ........           (2,758)           (1,899)
                                                                               ------------      ------------
        Total Stockholders' Equity .......................................        5,862,009         1,248,603
                                                                               ------------      ------------
        Total Liabilities and Stockholders' Equity .......................     $  8,360,186      $  2,407,100
                                                                               ============      ============

See notes to the consolidated financial statements.

                         Finca Consulting, Inc. and Subsidiaries
                          Consolidated Statements of Operations



                                                             Year Ended December 31,
                                                         -------------------------------
                                                              1995              1994
                                                         ------------      -------------

Revenues ...........................................     $ 49,409,821      $ 18,900,827
Cost of shares and options .........................       37,695,202        14,450,630
                                                         ------------      ------------
Gross Profit .......................................       11,714,619         4,450,197
Selling, general and administrative expenses .......       13,012,547         6,801,094
                                                         ------------      ------------
(Loss) From Operations .............................       (1,297,928)       (2,350,897)
                                                         ------------      ------------
Other Income (Expense)
   Interest income .................................           90,906              --
   Interest expense ................................             --             (33,476)
                                                         ------------      ------------
        Total Other Income (Expense) ...............           90,906           (33,476)
                                                         ------------      ------------
Net (Loss) .........................................     $ (1,207,022)     $ (2,384,373)
                                                         ============      ============
Net (Loss) Per Share ...............................     $      (0.56)     $      (1.11)
                                                         ============      ============
Weighted Average Number of Common Shares Outstanding        2,146,633         2,146,633
                                                         ============      ============

See notes to the consolidated financial statements.

                                                Finca Consulting, Inc. and Subsidiaries
                                       Consolidated Statements of Changes in Stockholders' Equity
                                                      Year Ended December 31, 1995



                                            Preferred Stock                    Common Stock
                                      -----------------------------    -----------------------------

                                                                                                            Capital
                                                                                                           in Excess
                                                          Par                               Par              of Par
                                          Shares          Value           Shares            Value             Value
                                      ------------     ------------     ------------     ------------     ------------
Balance - December 31, 1994 .....        1,704,451     $         17        2,146,633     $     21,466     $  7,927,857

Acquisition of treasury stock ...             --               --               --               --           (343,652)

Issuance of preferred stock, less
offering costs of $2,110,400 ....        2,404,775               24             --               --          6,139,878

Foreign currency transition gain              --               --               --               --               --

Net (Loss) for the year ended
   December 31, 1995 ............             --               --               --               --               --
                                      ------------     ------------     ------------     ------------     ------------
                                         4,109,226     $         41        2,146,633     $     21,466     $ 13,724,083
Balance - December 31, 1995
                                      ============     ============     ============     ============     ============

                                              Treasury Stock
                                      -------------------------------
                                                                            Retained
                                                                            Earnings          Cumulative
                                                             Par          (Accumulated       Translation
                                           Shares          Value             Deficit)         Adjustment

Balance - December 31, 1994 .....         (189,899)     $     (1,899)     $ (6,813,246)     $    114,408

Acquisition of treasury stock ...          (85,913)             (859)             --                --

Issuance of preferred stock, less
offering costs of $2,110,400 ....             --                --                --                --

Foreign currency transition gain              --                --                --              25,037

Net (Loss) for the year ended
   December 31, 1995 ............             --                --          (1,207,022)             --
                                      ------------      ------------      ------------      ------------
                                          (275,812)     $     (2,758)     $ (8,020,268)     $    139,445
Balance - December 31, 1995
                                      ============      ============      ============      ============

See notes to the consolidated financial statements.

                                               Finca Consulting, Inc. and Subsidiaries
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                    Year Ended December 31, 1994





                                            Preferred Stock                 Common Stock                      Treasury Stock
                                      -------------------------       ---------------------------      ----------------------------


                                                         Par                              Par                               Par
                                          Shares         Value           Shares           Value           Shares           Value
                                      -----------     -----------     -----------     -----------      -----------     -----------
Balance - December 31, 1993 .....          16,305     $         1       2,146,633     $    21,466             --       $      --

Acquisition of treasury stock ...            --              --              --              --           (189,899)         (1,899)

Issuance of preferred stock, less
offering costs of $1,841,260 ....       1,688,146              16            --              --               --              --

Foreign currency transition gain             --              --              --              --               --              --

Net (Loss) for the year ended
   December 31, 1994 ............            --              --              --              --               --              --
                                      -----------     -----------     -----------     -----------      -----------     -----------

Balance - December 31, 1994......       1,704,451     $        17       2,146,633     $    21,466         (189,899)    $    (1,899)
                                      ===========     ===========     ===========     ===========      ===========     ===========

                                         Capital
                                        in Excess        Earnings           Cumulative
                                         of Par        (Accumulated        Translation
                                          Value          Deficit)          Adjustment
                                      -----------      -----------      -----------
Balance - December 31, 1993 .....     $ 5,107,476      $(4,428,873)     $   (71,249)

Acquisition of treasury stock ...        (757,981)            --               --

Issuance of preferred stock, less
offering costs of $1,841,260 ....       3,578,362             --               --

Foreign currency transition gain             --               --            185,657

Net (Loss) for the year ended
   December 31, 1994 ............            --         (2,384,373)            --
                                      -----------      -----------      -----------
                                      $ 7,927,857      $(6,813,246)     $   114,408
Balance - December 31, 1994
                                      ===========      ===========      ===========

See notes to the consolidated financial statements.

                                 Finca Consulting, Inc. and Subsidiaries
                                  Consolidated Statements of Cash Flows

                                                                              Year Ended December 31,
                                                                           ----------------------------
                                                                               1995             1994
                                                                           -----------      -----------
Cash Flows From Operating Activities
Net (Loss) ...........................................................     $(1,207,022)     $(2,384,373)
Adjustments to Reconcile Net (Loss) to Net Cash (Used for)
Operating Activities
     Depreciation ....................................................          51,736           70,412
     (Increase) in prepaid expenses and other ........................        (172,625)         (21,475)
     (Increase) in receivables due from related parties ..............        (815,872)        (228,630)
     (Increase) decrease in other assets .............................          (2,378)         184,860
     Increase in accounts payable and accrued expenses ...............         105,394           63,774
     Increase (decrease) in customer credit balances .................       1,234,286          (93,338)
                                                                           -----------      -----------
         Net Cash (Used for) Operating Activities ....................        (806,481)      (2,408,770)
                                                                           -----------      -----------
Cash Flows From Investing Activities
     (Purchase)  disposition of property and equipment ...............          (6,321)          50,132
                                                                           -----------      -----------
         Net Cash (Used for) Provided by Investing Activities ........          (6,321)          50,132
                                                                           -----------      -----------
Cash Flows From Financing Activities
     Proceeds from issuance of preferred shares, net of offering costs       6,139,902        3,578,378
     Acquisition of treasury shares ..................................        (344,511)        (759,880)
                                                                           -----------      -----------
         Net Cash Provided by Financing Activities ...................       5,795,391        2,818,498
                                                                           -----------      -----------
Effect on Exchange Rate Changes on Cash ..............................          25,037          185,657
                                                                           -----------      -----------
Net Increase in Cash .................................................       5,007,626          645,517
Cash and cash equivalents at Beginning of Year .......................         997,218          351,701
                                                                           -----------      -----------
Cash and cash equivalents at End of Year .............................     $ 6,004,844      $   997,218
                                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year for:
       Interest ......................................................     $      --        $    33,487


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

                differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse. The adoption of SFAS No. 109 did not have a material impact on the Company's position or results of operations.

                International subsidiaries are taxed according to applicable laws of the countries in which they do business.

              Concentration of Credit Risk
                Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances. The Company invests its excess cash with large financial institutions.

              Net (Loss) Per Share
                The net (loss) per share has been computed using the weighted average number of common shares outstanding during the year. During 1995 and 1994, 2,146,633 common shares were outstanding.

                Common stock purchase warrants and common stock issuable upon conversion of the Company's preferred shares have been excluded from the computation in that their effects are anti-dilutive.

NOTE 2 -      PROPERTY, PLANT AND EQUIPMENT

              Property,   plant  and   equipment  at  cost,   less   accumulated
              depreciation, consists of the following:


                                                               December 31,
                                                       -------------------------
                                                          1995            1994
                                                       ---------      ----------
Land .............................................     $ 115,563      $ 115,563
Buildings ........................................       492,254        492,254
Office furniture and equipment ...................       286,783        280,462
                                                       ---------      ---------
     Subtotal ....................................       894,600        888,279
Less accumulated depreciation and amortization ...      (290,492)      (238,756)
                                                       ---------      ---------
     Total .......................................     $ 604,108      $ 649,523
                                                       =========      =========


              Depreciation expense charged to operations was $51,736 in 1995 and
            $70,412 in 1994.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

NOTE 3 -      RELATED PARTY TRANSACTIONS

               (1) OWI AG pays fees for sales administration services to Telecom GmbH, Dusseldorf (Telecom). Both companies have the same manager. Fees paid for the years ended 1995 and 1994 amounted to $1,643,639 and $2,731,982, respectively.
                      Telecom also pays certain brokerage fees on behalf of the company which amounted to $5,757,210 and $2,552,161 for 1995 and 1994, respectively.

                      Amounts due from Telecom amounted to $278,412 and $146,907 at December 31, 1995 and 1994.

               (2) The Company advances, from time-to-time, funds to a shareholder and officer of the Company and entities in which he has a controlling interest. Such advances amounting to $1,060,021 and $375,654 at December 31, 1995 and 1994, are non-interest bearing, unsecured, and payable on demand.

               (3) During 1994 and 1995 the Company's subsidiary, Opti-Wert - Interest AG sold 1,688,146 and 2,404,775 shares of the Company's preferred stock to its customers. Gross proceeds therefrom amounted to $5,419,638 and $8,250,302. Opti-Wert
                      - Interest AG's proportionate costs of the offering, consisting of allocable selling, general and administrative expenses amounted to $1,841,260 and $2,110,400 have been charged against such gross proceeds.

NOTE 4 -       INCOME TAXES

               As of December 31, 1995, the Company has domestic and foreign net
               operating  loss   carryforwards  of   approximately   $6,000,000,
               substantially all of which expire by 2002.

               The Company has not provided a deferred tax asset at December 31, 1995 and 1994 since it is undetermined that the deferred asset would be realized in the future.

NOTE 5 -       OPERATING LEASE COMMITMENT

               The Company leases certain office space and equipment under operating leases.

               The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1995.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

               The schedule is as follows:

                    Year Ending December 31,
                          1996                       $        402,122
                          1997                                246,445
                          1998                                219,511
                          1999                                148,957
                          2000                                145,077
                          2001 and thereafter                 134,601



NOTE 5 -       MINORITY INTEREST IN SUBSIDIARY

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

NOTE 6 -       OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

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