Form 10-Q
period 1996-03-31
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: March 31, 1996

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

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1996, 2,146,633 shares of Registrant's Common Stock, $.01 par value, and 4,001,366 shares of Registrant's Convertible Preferred Stock, $.00001 par value were issued and outstanding.

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

         Item 3.           Defaults Upon Senior Securities.

         Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

         Item 5.           Other Information.

         Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1
                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                 March 31, 1996








Financial Statements

     Consolidated Balance Sheets................................................

     Consolidated Statements of Operations......................................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                                          Finca Consulting, Inc. and Subsidiaries
                                                Consolidated Balance Sheets


                                                                              March 31,        December 31,
                                                                                1996              1995
                                                                            ------------      ------------
                                                                                      (Unaudited)
        Assets

Current Assets
      Cash ............................................................     $  8,363,915      $  6,004,844
      Other current assets ............................................          239,375           248,237
      Receivable due from related parties .............................             --             278,412
                                                                            ------------      ------------
              Total Current Assets ....................................        8,603,290         6,531,493
                                                                            ------------      ------------
Property and Equipment, at cost
      Land ............................................................          115,563           115,563
      Buildings .......................................................          462,254           492,254
      Office furniture and equipment ..................................          336,666           286,783
                                                                            ------------      ------------
                                                                                 914,483           894,600
      Less: Accumulated depreciation ..................................         (293,532)         (290,492)
                                                                            ------------      ------------
             Net Property and Equipment ...............................          620,951           604,108
                                                                            ------------      ------------
Other Assets
      Receivable due from related parties .............................          903,129         1,060,021
      Other assets ....................................................          711,303           164,564
                                                                            ------------      ------------
            Total Other Assets ........................................        1,614,432         1,224,585
                                                                            ------------      ------------
            Total Assets ..............................................       10,838,673         8,360,186
                                                                            ============      ============

                                          Finca Consulting, Inc. and Subsidiaries
                                                Consolidated Balance Sheets


                                                                              March 31,        December 31,
                                                                                1996              1995
                                                                            ------------      ------------
                                                                                      (Unaudited)
        Liabilities and Stockholders' Equity

Current Liabilities
      Accounts payable and accrued expenses ...........................          387,085           384,885
      Customer credit balances ........................................        5,340,090         2,067,660
                                                                            ------------      ------------
           Total Current Liabilities ..................................        5,727,175         2,452,545
                                                                            ------------      ------------
      Minority interest in subsidiary .................................           45,632            45,632
                                                                            ------------      ------------
Stockholders' Equity
      Common stock, $.01 par value, 20,000,000 shares authorized,
         2,146,633 shares issued and outstanding, respectively ........           21,466            21,466
      Preferred stock, $.00001 par value, 20,000,000 shares authorized,
        4,001,366 and 4,109,226 shares issued and outstanding,
        respectively ..................................................               40                41
      Capital in excess of par value ..................................       13,242,298        13,724,083
      Accumulated deficit .............................................       (8,239,976)       (8,020,268)
      Treasury stock, 275,812 common shares ...........................             --              (2,758)
      Cumulative translation adjustment ...............................           42,038           139,445
                                                                            ------------      ------------
        Total Stockholders' Equity ....................................        5,065,866         5,862,009
                                                                            ------------      ------------
        Total Liabilities and Stockholders' Equity ....................     $ 10,838,673      $  8,360,186
                                                                            ============      ============

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                         ------------------------------
                                                             1996             1995
                                                         ------------      ------------
Revenues ...........................................     $ 18,361,597      $  4,010,666
Cost of shares and options .........................       14,068,996         4,050,461
                                                         ------------      ------------
Gross Profit (Loss) ................................        4,292,601           (39,795)
Selling, general and administrative expenses .......        4,512,309         1,852,297
                                                         ------------      ------------

Net Income (Loss) ..................................         (219,708)       (1,892,092)
                                                         ============      ============

Net Income (Loss) Per Share ........................     $       (.10)     $       (.88)
                                                         ============      ============

Weighted Average Number of Common Shares Outstanding        2,146,633         2,146,633
                                                         ============      ============




See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        --------------------------
                                                                            1996          1995
                                                                        -----------    -----------
Cash Flows From Operating Activities
   Net (Loss) .......................................................   $  (219,708)   $(1,892,092)
   Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
   (Used in) Operating Activities:
      Depreciation and amortization .................................        27,482        113,042
      Decrease in accounts receivable ...............................          --           10,265
      Decrease (increase) in other current assets ...................         8,862         (7,147)
      (Increase) in deposits ........................................          --          (28,682)
      (Increase) decrease in receivable due from related parties ....       435,304       (116,375)
      (Increase) in other assets ....................................      (546,739)      (108,647)
      Increase in accounts payable and accrued expenses .............         2,200         39,173
      Increase in customer credit balances ..........................     3,272,430
                                                                               --          705,255
        Net Cash Provided by (Used in) Operating Activities .........     2,979,831     (1,285,208)
                                                                        -----------    -----------
Cash Flows From Investing Activities
   (Purchase) of property and equipment .............................       (44,325)        (2,069)
                                                                        -----------    -----------
        Net Cash Provided by (Used in) Investing Activities .........       (44,325)        (2,069)
                                                                        -----------    -----------
Cash Flows From Financing Activities
   Acquisition of Treasury Shares ...................................          --          (26,639)
   Redemption of Preferred Shares ...................................      (479,028)     3,570,848
                                                                        -----------    -----------
        Net Cash Provided by (Used in) Financing Activities .........      (479,028)     3,544,209
                                                                        -----------    -----------
Effect on Exchange Rate Changes on Cash .............................       (97,407)      (121,967)
                                                                        -----------    -----------
Net Increase in Cash ................................................     2,359,071      2,134,965
Cash at Beginning of the Period .....................................     6,004,844        953,633
                                                                        -----------    -----------
Cash at the End of the Period .......................................   $ 8,363,915    $ 3,088,598
                                                                        ===========    ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)

BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

   The balance sheet at December 31, 1995 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     Finca Consulting, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes thereto included herein.

Fiscal Year 1996 vs. Fiscal Year 1995

Results of Operations

   Substantially all of the Company's revenues during the quarter ended March 31, 1996, was generated by its subsidiary, Opti-Wert-Interest AG ("OWI-AG") through its retail securities brokerage activities in Europe.

   For the quarter ended March 31, 1996, the Company had revenues of $18,361,597 compared to $4,010,666 for same quarter in 1995. The revenue growth reflects increased activity resulting from expanded sales and marketing efforts, and was accompanied by a corresponding increase in gross profits. However, as a consequence of increased selling, general, and administrative expenses of $4,512,309 for the quarter, the Company experienced a net loss of $219,708 for the quarter, compared to a loss of $1,892,092 for the comparable period a year ago.

Liquidity and Capital Resources

    The Company had total assets as of March 31, 1996 of $10,838,673, of which $8,603,290 were current assets. The current assets include a cash position of $8,363,915, an increase of $2,359,071 over the position at the beginning of the year, primarily as a consequence of higher customer prepayment balances brought about by increased activity.

   During the quarter, the Company redeemed 107,860 shares of its preferred stock, for an aggregate $479,028.

   Working capital at March 31, 1996, increased to $2,876,115. Management believes capital resources to be sufficient to fund current and anticipated future opearations.

Fiscal Year 1995 vs. Fiscal Year 1994

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

PART II, OTHER INFORMATION


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


                                                FINCA CONSULTING, INC.
                                                     (Registrant)



Date: December 23, 1997                   By: /s/Volker Montag
     --------------                              -------------------------------
                                                 Volker Montag, President
                                                 Principal Financial Officer