Form 10-Q
period 1996-06-30
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: June 30, 1996

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

                                 Not applicable.

         As of June 30, 1996, 2,146,633 shares of Registrant's Common Stock, $.01 par value, and 3,841,742 shares of Registrant's Convertible Preferred Stock, $.00001 par value were issued and outstanding.

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

                  Item 3.           Defaults Upon Senior Securities.

                  Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

                  Item 5.           Other Information.

                  Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1

                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                  June 30, 1996








Financial Statements

     Consolidated Balance Sheets................................................

     Consolidated Statements of Operations......................................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                              June 30,       December 31,
                                                                                1996            1995
                                                                            ------------    ------------
                                                                                    (Unaudited)
        Assets

Current Assets
   Cash .................................................................   $  7,035,775    $  6,004,844
   Other current assets .................................................        147,690         248,237
   Receivable due from related parties ..................................           --           278,412
                                                                            ------------    ------------
        Total Current Assets ............................................      7,183,465       6,531,493
                                                                            ------------    ------------
Property and Equipment, at cost
   Land .................................................................        115,563         115,563
   Buildings ............................................................        492,254         492,254
   Office furniture and equipment .......................................        331,949         286,783
                                                                            ------------    ------------
                                                                                 939,766         894,600
   Less: accumulated depreciation .......................................       (291,649)       (290,492)
                                                                            ------------    ------------
        Net Property and Equipment ......................................        648,117         604,108
                                                                            ------------    ------------
Other Assets
   Due from related parties .............................................        928,396       1,060,021
   Other assets .........................................................        709,249         164,564
                                                                            ------------    ------------
        Total Other Assets ..............................................      1,637,645       1,224,585
                                                                            ------------    ------------
        Total Assets ....................................................      9,469,227       8,360,186
                                                                            ============    ============


                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                              June 30,       December 31,
                                                                                1996            1995
                                                                            ------------    ------------
                                                                                    (Unaudited)
        Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses ................................        186,239         384,885
   Customer credit balances .............................................      3,619,335       2,067,660
   Income taxes payable .................................................        278,937            --
                                                                            ------------    ------------
        Total Current Liabilities .......................................      4,084,511       2,452,545
                                                                            ------------    ------------
   Minority interest in subsidiary ......................................         45,632          45,632
                                                                            ------------    ------------
Stockholders' Equity
   Common stock, $.01 par value, 20,000,000 shares authorized,
      2,146,633 shares issued and outstanding, respectively .............         21,466          21,466
   Preferred stock, $.00001 par value, 20,000,000 shares authorized,
      3,841,742 and 4,109,226 shares issued and outstanding, respectively             38              41
   Capital in excess of par value .......................................     12,704,013      13,724,083
   Accumulated deficit ..................................................     (7,369,416)     (8,020,268)
   Treasury stock, 275,812 common shares ................................           --            (2,758)
   Cumulative translation adjustment ....................................        (17,017)        139,445
                                                                            ------------    ------------
        Total Stockholders' Equity ......................................      5,339,084       5,862,009
                                                                            ------------    ------------
        Total Liabilities and Stockholders' Equity ......................   $  9,469,227    $  8,360,186
                                                                            ============    ============


See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended                            Six Months Ended
                                                            June 30,                                      June 30,
                                           ------------------------------------------   ------------------------------------------
                                                1996          1995           1994           1996           1995           1994
                                           ------------   ------------   ------------   ------------   ------------   ------------
Revenues ...............................   $ 27,905,151   $  6,483,022   $  4,624,915   $ 46,266,748   $ 10,493,688   $ 11,733,436
Cost of Shares and Options .............     21,709,038      5,370,575      2,984,555     35,778,034      9,421,036      7,790,911
                                           ------------   ------------   ------------   ------------   ------------   ------------
Gross Profit ...........................      6,196,113      1,112,447      1,640,360     10,488,714      1,072,652      3,942,525
Selling, general and administrative
expenses ...............................      4,606,399      2,595,526      1,768,404      9,118,708      4,447,823      4,010,618
                                           ------------   ------------   ------------   ------------   ------------   ------------
   Income (Loss) From Operations .......      1,589,714     (1,483,079)      (128,044)     1,370,006     (3,375,171)       (68,093)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Other Income (Expense)
   Interest Expense ....................           --             --          (23,726)          --             --          (23,726)
   Loss on Disposition of Subsidiary ...       (440,217)          --             --         (440,217)          --             --
                                           ------------   ------------   ------------   ------------   ------------   ------------
        Total Other Income (Expense) ...       (440,217)          --          (23,726)      (440,217)          --          (23,726)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Income (Loss) Before Provision For
   Income Taxes ........................      1,149,497     (1,483,079)      (151,770)       929,789     (3,375,171)       (91,819)
Provision For Income Taxes .............        278,937           --             --          278,937           --             --
                                           ------------   ------------   ------------   ------------   ------------   ------------

Net Income (Loss) ......................   $    870,560   $ (1,483,079)  $   (151,770)  $    650,852   $ (3,375,171)  $    (91,819)
                                           ============   ============   ============   ============   ============   ============
Net Income (Loss) Per Share ............   $       0.41   $      (0.69)  $      (.071)  $       0.30   $      (1.57)  $      (.043)
                                           ============   ============   ============   ============   ============   ============
Weighted Average Number of Common Shares
Outstanding                                   2,146,633      2,146,633      2,146,633      2,146,633      2,146,633      2,146,633
                                           ============   ============   ============   ============   ============   ============



See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                               Six Months Ended June 30,
                                                                                     ----------------------------------------------
                                                                                       1996              1995               1994
                                                                                    -----------       -----------       -----------
Cash Flows From Operating Activities
   Net Income (Loss) .........................................................      $   650,852       $(3,375,171)      $   (91,819)
   Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
   by (Used in) Operating Activities:
      Depreciation and amortization ..........................................           52,342           133,828            65,456
      (Increase) in marketable securities ....................................             --              (8,068)          (43,310)
      (Increase) in accounts receivable ......................................             --              (1,262)           (6,142)
      (Increase) decrease in receivable due from related parties .............          410,037          (312,961)           32,591
      (Increase) decrease in other current assets ............................          100,547           (21,119)          (63,383)
      (Increase) decrease in other assets ....................................         (544,685)         (130,112)           69,257
      Decrease in capitalized costs ..........................................             --                --              15,426
      Decrease in deposits ...................................................             --               1,162            39,152
      Increase (decrease) in accounts payable and accrued expenses ...........         (198,646)           61,438             9,623
      Increase in customer credit balances ...................................        1,551,675           623,238           504,488
      Increase in income taxes payable .......................................          278,937              --                --
                                                                                    -----------       -----------       -----------
        Net Cash Provided by (Used in) Operating Activities ..................        2,301,059        (3,029,027)          531,339
                                                                                    -----------       -----------       -----------
Cash Flows From Investing Activities
   Disposition (Purchase) of property and equipment ..........................          (96,351)           (2,971)           53,195
   Investment in subsidiary ..................................................             --            (180,800)             --
   Disposition of goodwill ...................................................             --                --              40,487
                                                                                    -----------       -----------       -----------
        Net Cash (Used in) Provided by Investing Activities ..................          (96,351)         (183,771)           93,682
                                                                                    -----------       -----------       -----------
Cash Flows From Financing Activities
   Issuance (redemption) of preferred shares .................................       (1,017,315)        6,097,017              --
   Acquisition of treasury shares ............................................             --            (268,136)         (391,250)

   Repayment of note payable .................................................             --                --             (19,195)
                                                                                    -----------       -----------       -----------
          Net Cash Provided by (Used in) Financing Activities ................       (1,017,315)        5,828,881          (410,445)
                                                                                    -----------       -----------       -----------
Effect on Exchange Rate Changes on Cash ......................................         (156,462)         (356,171)           29,088
                                                                                    -----------       -----------       -----------
Net Increase in Cash .........................................................        1,030,931         2,259,912           243,664
Cash at Beginning of the Period ..............................................        6,004,844           953,633           351,701
                                                                                    -----------       -----------       -----------
Cash at the End of the Period ................................................      $ 7,035,775       $ 3,213,545       $   595,365
                                                                                    ===========       ===========       ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)

BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

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

Fiscal Year 1996 vs. Fiscal Year 1995

Results of Operations

   Substantially all of the Company's revenues during the quarter ended June 30, 1994, were generated by its subsidiary, Opti-Wert-Interest AG ("OWI-AG") through its retail securities brokerage activities. Revenues for the quarter totaled $27,905,151 as compared to $6,483,022 during the second quarter a year ago and $18,361,597 for the preceeding quarter. Revenues for the six months ended June 30, 1996, amounted to $46,266,748 compared to $10,493,688 for the same period last year. Selling, general and administrative expenses for the quarter totaled $4,606,399. The rapid growth of revenues reflects a very dynamic and favorable investment climate in the Company's marketplace, Germany, which shows inceasing market acceptance for the Company's products.

   For the quarter ended June 30, 1996, the Company achieved a net profit of $870,560 compared to a loss of $1,483,079 during the second quarter last year. The six months' results were a profit of $650,852 and a loss of $3,375,171 for 1996 and 1995, respectively. Management is unable to predict with accuracy the future profitability, because of market forces beyond the Company's control.

   On April 2, 1996, the Company sold its interest in Finca Consulting GmbH, a subsidiary incorporated in Germany, for the amount of DM100,000. The removal of Finca Consulting GmbH from the Company's consolidated financial statements will not have any material effect, either on historical or expected future performance.

Liquidity and Capital Resources

   The Company had total assets as of June 30, 1996 of $9,469,227, of which $7,183,465 were current assets. The current assets include a cash position of $7,035,775.

   During the quarter, the Company redeemed 159,624 shares of its preferred stock, for an aggregate $538,287.

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

      (21) Subsidiaries of the Company:
(i)       Finca Consulting Costa Brava, S.A.
      - is a corporation formed under the laws of the Country of Spain and is the name under which it conducts business.
(ii) Opti-Wert-Interest AG
      - is a corporation formed under the laws of the Country of Switzerland and conducts its retail securities and options business in Germany.

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


                                                    FINCA CONSULTING, INC.
                                                         (Registrant)



Date:    December 23, 1997                    By:    /s/Volker Montag
                                                     ----------------
                                                     Volker Montag, President
                                                     Principal Financial Officer