Form 10-Q
period 1996-09-30
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: September 30, 1996

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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 30, 1996, 2,273,958 shares of Registrant's Common Stock, $.01 par value, and 3,841,742 shares of Registrant's Convertible Preferred Stock, $00001 par value, were issued and outstanding.

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

                  Item 3.           Defaults Upon Senior Securities.

                  Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

                  Item 5.           Other Information.

                  Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1


                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                               September 30, 1996








Financial Statements

     Consolidated Balance Sheets................................................

     Consolidated Statements of Operations......................................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                         September 30,   December 31,
                                                                             1996           1995
                                                                         ------------    ------------
                                                                                  (Unaudited)
        Assets

Current Assets
   Cash ..............................................................   $  7,032,364    $  6,004,844
   Other current assets ..............................................        142,931         248,237
   Receivable due from related parties ...............................           --           278,412
                                                                         ------------    ------------
        Total Current Assets .........................................      7,175,295       6,531,493
                                                                         ------------    ------------
Property and Equipment, at cost
   Land ..............................................................        115,563         115,563
   Buildings .........................................................        492,254         492,254
   Office furniture and equipment ....................................        345,916         286,783
                                                                         ------------    ------------
                                                                              953,733         894,600
   Less: accumulated depreciation and amortization ...................       (316,717)       (290,492)
                                                                         ------------    ------------
        Net Property and Equipment ...................................        637,016         604,108
                                                                         ------------    ------------
Other Assets
   Due from related parties ..........................................      2,075,078       1,060,021
   Other assets ......................................................        281,820         164,564
                                                                         ------------    ------------
        Total Other Assets ...........................................      2,356,898       1,224,585
                                                                         ------------    ------------
        Total Assets .................................................     10,169,209       8,360,186
                                                                         ============    ============


                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                         September 30,   December 31,
                                                                             1996           1995
                                                                         ------------    ------------
                                                                                  (Unaudited)
        Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses .............................        327,738         384,885
   Customer credit balances ..........................................      5,178,651       2,067,660
                                                                         ------------    ------------
        Total Current Liabilities ....................................      5,506,389       2,452,545
                                                                         ------------    ------------
   Minority interest in subsidiary ...................................         45,632          45,632
                                                                         ------------    ------------
Stockholders' Equity
   Common stock, $.01 par value, 20,000,000 shares authorized,
   2,273,958 and 2,146,633shares issued and outstanding, respectively          22,739          21,466
   Preferred stock, $.00001 par value, 20,000,000 shares authorized,
   3,841,742 and 4,109,226 shares issued and outstanding, respectively             38              41
   Capital in excess of par value ....................................     13,204,052      13,724,083
   Accumulated deficit ...............................................     (8,722,016)     (8,020,268)
   Cumulative translation adjustment .................................        112,375         139,445
   Treasury stock, 275,812 common shares .............................           --            (2,758)
                                                                         ------------    ------------
        Total Stockholders' Equity ...................................      4,617,188       5,862,009
                                                                         ------------    ------------
        Total Liabilities and Stockholders' Equity ...................   $ 10,169,209    $  8,360,186
                                                                         ============    ============

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended                          Nine Months Ended
                                                         September 30,                                September 30,
                                           -----------------------------------------   ------------------------------------------
                                               1996           1995          1994           1996           1995           1994
                                           ------------   ------------  ------------   ------------   ------------   ------------
Revenues ...............................   $ 20,785,667   $ 11,974,528  $  3,961,483   $ 67,052,415   $ 22,468,216   $ 15,694,919
Cost of Shares and Options .............     17,065,996      7,800,454     3,636,817     53,352,077     17,221,490     11,427,728
                                           ------------   ------------  ------------   ------------   ------------   ------------
Gross Profit ...........................      3,719,671      4,174,074       324,666     13,700,338      5,246,726      4,267,191
Selling, general and administrative
   expenses ............................      6,754,214      3,388,198     1,550,111     15,872,922      7,836,021      5,560,729
                                           ------------   ------------  ------------   ------------   ------------   ------------
        Income (Loss) From Operations ..     (3,034,543)       785,876    (1,225,445)    (2,172,584)    (2,589,295)    (1,293,538)
                                           ------------   ------------  ------------   ------------   ------------   ------------
Other Income (Expense)
   Interest Income (Expense) ...........         77,928           --          (1,587)        77,928           --          (25,313)
   Loss on disposition of subsidiary ...       (440,217)          --            --         (440,217)          --             --
                                           ------------   ------------  ------------   ------------   ------------   ------------
        Total Other Income (Expense) ...       (362,289)          --          (1,587)      (362,289)          --          (25,313)
                                           ------------   ------------  ------------   ------------   ------------   ------------

Net Income (Loss) Before Taxes .........     (3,396,832)       785,876    (1,227,032)    (2,534,873)    (2,589,295)    (1,318,851)
Provision for (benefit from) income
   taxes ...............................       (211,107)          --            --             --             --             --
                                           ------------   ------------  ------------   ------------   ------------   ------------
Net Income (Loss) ......................   $ (3,185,725)  $    785,876  $ (1,227,032)  $ (2,534,873)  $ (2,589,295)  $ (1,318,851)
                                           ============   ============  ============   ============   ============   ============

Net Income (Loss) Per Share ............   $      (1.44)  $        .37  $       (.57)  $      (1.15)  $      (1.21)  $      (0.61)
                                           ============   ============  ============   ============   ============   ============
Weighted Average Number of Common Shares
Outstanding ............................      2,210,296      2,146,633     2,146,633      2,210,296      2,146,633      2,146,633
                                           ============   ============  ============   ============   ============   ============


See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Nine Months Ended September 30,
                                                                                       1996               1995              1994
                                                                                    -----------       -----------       -----------
Cash Flows From Operating Activities
   Net (Loss) ................................................................      $(2,534,873)      $(2,589,295)      $(1,985,387)
   Adjustments to Reconcile Net Loss to
     Net Cash Provided by (Used in) Operating Activities:
      Depreciation and amortization ..........................................           59,611           155,299            78,422
      (Increase) in accounts receivable ......................................             --              (1,002)             --
      (Increase) in marketable securities ....................................             --          (1,612,351)             --
      (Increase) decrease in other current assets ............................          105,306           (87,063)          (87,235)
      (Increase) decrease in receivable due from related parties .............        1,096,480          (695,034)         (103,639)
      Decrease in deposits ...................................................             --               1,120            38,640
      (Increase) in other assets .............................................         (117,256)           (4,342)           71,929
      Increase (decrease) in accounts payable and accrued expenses ...........          (57,147)           (4,628)           44,268
      Increase in customer credit balances ...................................        3,110,991         1,068,719           530,853
                                                                                    -----------       -----------       -----------
        Net Cash Provided by (Used in) Operating Activities ..................        1,663,112        (3,768,577)       (1,412,149)
                                                                                    -----------       -----------       -----------
Cash Flows From Investing Activities
   (Purchase) of property and equipment ......................................          (92,519)          (44,672)           66,219
   Investment in subsidiary ..................................................             --            (180,000)             --
   Disposition of goodwill ...................................................             --                --              40,487
                                                                                    -----------       -----------       -----------
        Net Cash Provided by (Used in) Investing Activities ..................          (92,519)         (224,672)          106,706
                                                                                    -----------       -----------       -----------
Cash Flows From Financing Activities
   Issuance (redemption) of preferred shares .................................       (1,075,857)        6,097,017         2,024,708
   Acquisition of treasury shares` ...........................................             --            (268,136)         (365,255)
   Issuance of common shares .................................................          559,854              --                --
   Payment on Note Payable ...................................................             --                --             (19,195)
                                                                                    -----------       -----------       -----------
        Net Cash Provided by (Used in) Financing Activities ..................         (516,003)        5,828,881         1,640,258
                                                                                    -----------       -----------       -----------
Effect of Exchange Rate Changes on Cash ......................................          (27,070)            1,835            50,207
                                                                                    -----------       -----------       -----------
Net Increase in Cash .........................................................        1,027,520         1,837,467           400,448
Cash at Beginning of the Period ..............................................        6,004,844           953,633           351,701
                                                                                    -----------       -----------       -----------
Cash at the End of the Period ................................................      $ 7,032,364       $ 2,791,100       $   752,149
                                                                                    ===========       ===========       ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

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

Fiscal Year 1996 vs.Fiscal Year 1995

Results of Operations

   Substantially all of the Company's revenues during the quarter were generated
by  its  subsidiary,   Opti-Wert-Interest   AG  ("OWI-AG")  through  its  retail
securities brokerage activities.

   Revenues decreased from $27,905,151 in the prior quarter but increased from $11,974,528 in the third quarter of 1995, to $20,785,667 in the third quarter this year. Significant growth in selling, general and administrative expenses which amounted to $6,754,214 caused the Company to incur a loss for the quarter of 3,185,725, for a net loss for the year to-date period of $2,534,873, compared to a loss of $2,589,295 for the same period last year.

Liquidity and Capital Resources

   The Company had total assets as of September 30, 1996 of $10,169,209, of which $7,175,295 were current assets. Working capital at the end of the quarter had decreased to $1,668,906 , as a result of the losses incurred during the quarter. To bolster its liquid resources, the Company during the quarter sold a total of 127,325 shares of its common stock through private placements with European investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, for an aggregate $559,854.

Other Information

   During the quarter, the Company changed the name of its Swiss subsidiary from Opti-Wert-Interest AG to Prime Core AG.

Fiscal Year 1995 vs.Fiscal Year 1994

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


ITEM 2.Changes In Securities.

      During the quarter the Company sold a total of 127,325 shares of its common stock through private placements with European investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, for an aggregate $559,854.


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

      (21) Subsidiaries of the Company:
(i)       Finca Consulting Costa Brava, S.A.
      - is a corporation formed under the laws of the Country of Spain and is the name under which it conducts business.
(ii) Prime Core AG
      - is a corporation formed under the laws of the Country of Switzerland and conducts its retail securities and options business in Germany.

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