Form 10-K
period 1996-12-31
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]

                   For the Fiscal Year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's revenues for the fiscal year ended December 31, 1996, were $86,163,171.

The aggregate market value of the common stock held by non-affiliates of the Registrant cannot be determined because there has been no appreciable trading in the stock for the past several years.

         As of December 31, 1996, 10,300,322 shares of Common Stock, $.01 par value, were outstanding.

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

PART IV.
         Item 14.          Exhibits, Financial Statement
                           Schedules, and Reports on 8-K

                                     PART I

ITEM     1:       BUSINESS

                  (a)  General Development of Business

                  The Corporation was incorporated in Colorado on October 25, 1988 for the purpose of acquiring or completing a merger with another company. Effective July 22, 1991, the Company entered into a common stock exchange agreement with Finca Consulting Costa Brava, S.A., a company organized under the laws of the country of Spain, whereby the Company transferred essentially 100% of its net assets to Finca Consulting Costa Brava, S.A. As a result of the merger, Finca Consulting Costa Brava, S.A. remained as the sole ongoing entity for accounting purposes. Finca Consulting Costa Brava, S.A. is located in and was incorporated in Spain on June 14, 1989 and its principal business is acting as a real estate broker for sales of Spanish properties, mainly holiday homes.

                  In January 1991, the Corporation formed a wholly-owned subsidiary, Finca Consulting GmbH, incorporated in Germany, for the purpose of engaging in the buying, selling and administration of Spanish real estate. That company, however, did not generate expected revenues and, in April 1996, the Company sold its interest in Finca Consulting GmbH for the amount of DM100,000 to its officers and shareholders. As a consequence of this divestiture, Finca Consulting GmbH's accumulated deficit at January 1, 1996 in the amount of $1,833,125 is reflected as an adjustment to the Corporation's consolidated accumulated deficit.

                  In July 1992, the Corporation entered into and consummated a common stock exchange agreement with King National Corporation, a U.S. corporation, pursuant to which the Corporation acquired a 100% ownership of Opti- Wert-Interest AG ("OWI-AG") a Swiss corporation. OWI-AG, whose name was changed to Prime Core AG in September 1996, is engaged in the buying and selling of marketable securities and options on behalf of its customers in Germany via a network of independent brokers. Prime Core AG's securities brokerage business remains the Corporation's sole source of revenues. The sale of securities, including futures options contracts are subject to regulation in Germany by the Banking Supervisory Authority.

                  The   Corporation  is  currently   subject  to  the  reporting
                  requirements of the Securities Exchange Act of 1934, as amended. The Corporation has the authority to issue an aggregate of Twenty Million (20,000,000) common shares, par value $.01 and Twenty Million (20,000,000) preferred shares, $.00001 par value.

                  As of December 31, 1996, there were outstanding 10,300,322 Common Shares.

                  The Corporation did not acquire or dispose of any material amount of assets during the fiscal year ended December 31, 1996.

                  (b)  Financial Information About Industry Segments.

                  The Corporation operates in two business segments, acting as a real estate broker for sales and rentals of properties in Europe and, through its subsidiary, Prime Core AG, the buying and selling of marketable securities and options on behalf of Prime Core AG's customers in Germany. The Company did not realize any revenues from its real estate business during 1996, 1995 and 1994.

                  The  Corporation's  businesses  operate  primarily  in Europe.
                  Information    regarding   each    geographic   area   on   an
                  unconsolidated basis for 1996, 1995 and 1994 is as follows:

                                                                            December 31, 1996
                                                             ---------------------------------------------------
                                                                United                                                 Consolidated
                                                                States            Europe            Eliminations          Totals
                                                             ------------       ------------        ------------       ------------
Sales to unaffiliated customers
     Real estate sales ...............................       $          0       $          0        $          0       $          0
     Marketable securities
        and option sales .............................         86,163,171         86,163,171
Operating income (loss) continuing operations
     Real estate sales ...............................                  0            (25,000)                  0            (25,000)
     Marketable securities
        and option sales .............................                  0         (3,813,342)                  0         (2,813,342)
Other income (expense) ...............................                  0           (178,167)                  0           (178,167)
                                                             ------------       ------------        ------------       ------------
Net (Loss) ...........................................                  0         (3,016,509)                  0         (3,016,509)

Identifiable assets at December 31, 1995 .............                  0          7,767,670                   0          7,767,670

General corporate assets .............................                  0                  0                   0                  0
                                                             ------------       ------------        ------------       ------------

      Total Assets ...................................       $          0       $  7,767,670        $          0       $  7,767,670
                                                             ============       ============        ============       ============


                                                                            December 31, 1995
                                                             ---------------------------------------------------
                                                                United                                                 Consolidated
                                                                States            Europe            Eliminations          Totals
                                                             ------------       ------------        ------------       ------------
Sales to unaffiliated customers
     Real estate sales ...............................       $          0       $          0        $          0       $          0
     Marketable securities
        and option sales .............................                  0         49,409,821                   0         49,409,821
Operating income (loss)
     Real estate sales ...............................                  0            (25,000)                  0            (25,000)
     Marketable securities
        and option sales .............................                  0         (1,272,928)                  0         (1,272,928)
Other income (expense) ...............................                  0             90,906                   0             90,906
                                                             ------------       ------------        ------------       ------------
Net (Loss) ...........................................                  0         (1,207,022)                  0         (1,207,022)

Identifiable assets at December 31, 1995 .............                  0          8,360,186                   0          8,360,186

General corporate assets .............................                  0                  0                   0                  0
                                                             ------------       ------------        ------------       ------------

      Total Assets ...................................       $          0       $  8,360,186        $          0       $  8,360,186
                                                             ============       ============        ============       ============

                                                                            December 31, 1994
                                                             ---------------------------------------------------
                                                                United                                                 Consolidated
                                                                States            Europe            Eliminations          Totals
                                                             ------------       ------------        ------------       ------------
Sales to unaffiliated customers
     Real estate sales ...............................       $          0       $          0        $          0       $          0
     Marketable securities
        and option sales .............................                  0         18,900,827                   0         18,900,827
Operating (loss)
     Real estate sales ...............................                  0            (25,000)                  0            (25,000)
     Marketable securities
        and option sales .............................                  0         (2,325,897)                  0         (2,325,897)
Other income (expense) ...............................                  0            (33,476)                  0            (33,476)
                                                             ------------       ------------        ------------       ------------
Net (Loss) ...........................................                  0         (2,384,373)                  0         (2,384,373)

Identifiable assets at December 31, 1994 .............                  0          2,407,100                   0          2,407,100

General corporate assets .............................                  0                  0                   0                  0
                                                             ------------       ------------        ------------       ------------

      Total Assets ...................................       $          0       $  2,407,100        $          0       $  2,407,100
                                                             ============       ============        ============       ============

                  (c)      Narrative Description of Business

                  The Corporation and its subsidiaries operate in two segments, acting as a real estate broker for sales and rentals of properties in Europe and the buying and selling of marketable securities and options on behalf of its customers in Germany through its subsidiary, Prime Core AG, a Swiss corporation ("PC-AG"). PC-AG currently operates 3 offices in Germany which oversee the activities of a network of brokers throughout that country, who are independent contractors.

                  Historically, the Company operated solely in the European real estate market. However, since its acquisition of PC-AG, in July, 1992, the Company has focused its business operation chiefly in the buying and selling of equities and options on behalf of German customers.

                  The Corporation and its subsidiaries derived revenues from its real estate operations in the approximate amount of $36,369 in 1992. No revenues were earned from this business segment in fiscal years 1993 to 1996. The Corporation and its subsidiaries generated revenues from its securities brokerage operations of $86,163,171 in 1996, $49,409,821 in 1995, and
                  $18,900,827 in 1994. The significant growth in revenues from 1994 to 1996 occurred as a consequence of a concerted effort by the Company to expand its network of independent brokers in Germany, its primary market, in response to a rapidly developing acceptance of stock and option equities as investment vehicles in that country.

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

                                                                            December 31, 1996
                                                             ---------------------------------------------------
                                                                United                                                 Consolidated
                                                                States            Europe            Eliminations          Totals
                                                             ------------       ------------        ------------       ------------
Sales to unaffiliated customers ......................       $          0       $ 86,163,171        $          0       $ 86,163,171

Operating (loss) .....................................                  0         (2,838,342)                  0         (2,838,342)
Other income (expense) ...............................                  0           (178,167)                  0           (178,167)
Net (Loss) ...........................................                  0         (3,016,509)                  0         (3,016,509)

Identifiable assets at December 31, 1995 .............       $          0       $  7,767,670        $          0       $  7,767,670

General corporate assets .............................                                     0                                      0
                                                                                                                       ------------

      Total Assets ...................................                                                                 $  7,767,670
                                                                                                                       ============
                                                                            December 31, 1995
                                                             ---------------------------------------------------
                                                                United                                                 Consolidated
                                                                States            Europe            Eliminations          Totals
                                                             ------------       ------------        ------------       ------------
Sales to unaffiliated customers ......................       $          0       $ 49,409,821        $          0       $ 49,409,821

Operating (loss) .....................................                  0         (1,297,928)                  0         (1,297,928)
Other income (expense) ...............................                  0             90,906                   0             90,906
Net (Loss) ...........................................                  0         (1,207,022)                  0         (1,207,022)

Identifiable assets at December 31, 1995 .............       $          0       $  8,360,186        $          0       $  8,360,186

General corporate assets .............................                                     0                                      0
                                                                                                                       ------------

      Total Assets ...................................                                                                 $  8,360,186
                                                                                                                       ============

                                                                            December 31, 1994
                                                             ---------------------------------------------------
                                                                United                                                 Consolidated
                                                                States            Europe            Eliminations          Totals
                                                             ------------       ------------        ------------       ------------
Sales to unaffiliated customers ......................       $          0       $ 18,900,827        $          0       $ 18,900,827

Operating (loss) .....................................                  0         (2,350,897)                  0         (2,350,897)
Other income (expense) ...............................                  0            (33,476)                  0            (33,476)
Net (Loss) ...........................................                  0         (2,384,373)                  0         (2,384,373)

Identifiable assets at December 31, 1994 .............       $          0       $  2,407,100        $          0       $  2,407,100

General corporate assets .............................                                                                            0
                                                                                                                       ------------
      Total Assets ...................................                                                                 $  2,407,100
                                                                                                                       ============

ITEM 2:           Properties

                  In January 1992, the Corporation entered into a lease agreement for 9,600 square feet of office space in Dusseldorf, Germany. The lease required a deposit of $37,345 and calles for monthly rental payments of $12,448 through December 1996. The monthly rent may be increased based on a price index and the lease provides for a five year renewal option. The Corporation also, through its subsidiary PC-AG, leases 5,500 square feet of office space in Zug, Switzerland, as well as automobiles and office equipment under operating leases. The Corporation paid $117,195 for the year ended December 31, 1996, $116,695 for the year ended December 31, 1995, and $113,455 for the year ended December 31, 1994, pursuant to above leases.


ITEM 3:           LEGAL PROCEEDINGS

                  Many aspects of the Company's business involve risks of liability. The Company has been named as a defendant in civil actions arising in the ordinary course of business out its activities in securities and futures options contracts. In the opinion of management of the Company, however, the Company is not involved in any litigation or legal proceedings that would have a material effect upon its financial condition, except as indicated below.

                  Regulatory Matters

                  Securities regulations in Germany are enforced by the German Banking Authorities (the "Bundesaufsichtsamt fuer das Kreditwesen", or the "BAK"). The BAK administers and enforces the German banking act (the "Gesetz fur das Kreditwesen", or the "KWG"). The Company's brokerage business in the past and as currently operated utilizes the services of independent brokers in Germany to solicit German customers who are referred to the Company's Swiss- based subsidiary, Prime Core AG, which maintains dministrative offices in Zug,Switzerland.

                  Previously, the KWG or German banking laws, loosely defined brokers and financial services activities and operations. The mainstream securities brokerage business in Germany was and continues to be performed by German banks or firms which are members of recognized stock exchanges. Because of the loosely defined terms and regulations of the "BAK", many firms conduct securities brokerage and financial services businesses without being members of established stock exchanges nor in association with an established German bank. The Corporation's securities brokerage business operations, similarly situated and not conducted as a bank or stock exchange member, has operated in what is called in Germany the "gray market".

                  As of January 1, 1998, Germany has adopted new regulations that will require entities who conduct any financial services business of any kind, including securities brokerage and investment services, to register with the German authorities in order to conduct and, in the Company's case, to continue performing securities brokerage business in Germany. If the Company does not comply with these new German regulations, the continuation of its securities business in Germany could be subject to enforcement proceedings which could have a material advers effect on the Company's financial condition. The Company, however, fully intends to comply with the new German legal requirements and is now taking all measures necessary for its securities brokerage business to be in full compliance. It is unclear, however and notwithstanding the Company's current efforts to comply, whether the Company will be in full compliance with the new regulations on or shortly after January 1, 1998. The Company's German-based advisors have informed the Company that it will be, perhaps, six months before the Company's securities brokerage business is in full compliance with the new regulations. Under these circumstances, if the German banking regulators, or the "BAK", were to institute enforcement proceedings against the Company in Germany, it could have material adverse effects on the financial condition of the Company.


ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

                                     PART II


ITEM 5:           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

(a)(1)(i) The Corporation's securities are not currently trading on any market nor on any exchange.

(b)               As of December 31, 1996, there were approximately 2,111
                    shareholders of record for the Corporation's Common
                  Stock.

(c) The Corporation has not declared or paid any cash dividends.


ITEM 6:           SELECTED FINANCIAL DATA

         The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 is derived from the financial statements of the Corporation and should be read in conjunction with the financial statements and notes thereto.

                                                                                 For The Year Ended
                                                                                     December 31,
                                                   --------------------------------------------------------------------------------
                                                       1996             1995             1994             1993             1992
                                                   ------------     ------------     ------------     ------------     ------------
Balance Sheet

Total Assets ..................................    $  7,767,670     $  8,360,186     $  2,407,100     $  1,816,882     $  1,810,428
Long Term Debt ................................               0                0                0                0                0
Minority Interests in Subsidiary ..............          45,632           45,632           45,632           45,632           45,632
Total Stockholders' Equity ....................    $  4,415,305     $  5,862,009     $  1,248,603     $    628,821     $  1,456,690

                                                                                     December 31,
                                                   --------------------------------------------------------------------------------
                                                       1996             1995             1994             1993             1992
                                                   ------------     ------------     ------------     ------------     ------------
Statement of Operations

Revenues from continuing operations ...........    $ 86,163,171     $ 49,409,821     $ 18,900,827     $ 16,603,901     $  2,692,445
Cost of Shares and Options ....................    $ 68,525,189     $ 37,695,202     $ 14,450,630     $ 13,728,846     $  1,749,426
   Gross Profit ...............................    $ 17,637,982     $ 11,714,619     $  4,450,197     $  2,675,055     $    943,019
Selling general and administrative
   expenses ...................................    $ 20,476,324     $ 13,012,547     $  6,801,094     $  5,314,366     $  2,732,421
                                                   ------------     ------------     ------------     ------------     ------------
Operating income (loss) .......................    $ (2,838,342)    $ (1,297,928)    $ (2,350,897)    $ (2,439,311)      (1,789,402)
Other income (expense) ........................    $   (178,167)    $    (90,906)    $    (33,476)    $    (18,320)    $      2,765
Net (loss) from continuiing operations ........    $ (3,016,509)    $ (1,207,022)    $ (2,384,373)    $ (2,457,631)    $ (1,786,637)
Extraordinary income ..........................    $          0     $          0     $          0     $          0     $          0
                                                   ------------     ------------     ------------     ------------     ------------
Net Income (Loss) .............................    $ (3,016,509)    $ (1,207,022)    $ (2,384,373)    $ (2,457,631)    $ (1,786,637)
                                                   ============     ============     ============     ============     ============

Loss per common share of
   outstanding and subscribed stock
   (from continuing operations) ...............    $      (0.48)    $      (0.56)    $      (1.11)    $      (1.20)    $      (1.77)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Quarter Ended December 31, 1996

                  The Corporation's wholly owned Swiss subsidiary Prime Core AG ("PC-AG") continues to be the sole source of revenues for the Corporation. PC-AG operates a securities brokerage business in Germany, utilizing commissioned sales brokers to sell equity stocks and options to its customers in Germany.

                  For the quarter ended December 31, 1996 the Corporation had revenues of $19,110,756, resulting in a net loss of $481,636, compared to revenues of $26,941,605 and a profit of $1,382,273 in the fourth quarter a year ago. The primary reason for the loss are high selling, general, and administrative expenses which although less than in the fourth quarter of 1995 due to lower brokerage fees as a result of the lesser sales volume, still amounted to $4,603,402 for the quarter, compared to $5,176,526 for the same quarter a year ago.

                  Year Ended December 31, 1996

                  For the year ended December 31, 1996, the Corporation had gross revenues of $86,163,171, generated exclusively by its subsidiary PC-AG through its securities brokerage business in Germany. For the same year, the Corporation experienced a net loss of $3,016,509. The loss is attributable to relatively high operating expenses which amounted to $20,476,324 for the year, the majority of which were incurred by PC-AG. PC-AG utilizes the administrative services of a German affiliate owned jointly by the officers and directors of the Company, Prime Core Makler GmbH, which provides the infrastructure and facilities for the Company's network of brokers, in its equity securities and options business. During fiscal year 1996, the Corporation, through PC-AG, paid Prime Core Makler GmbH $5,659,749 for these administrative services and $7,026,135 in brokerage fees.

                  Fiscal Year 1996 Compared to Fiscal Year 1995

                  During both 1996 and 1995, the Corporation's revenues were substantially all derived from PC-AG's securities brokerage activities in Germany. There were no revenues from real estate operations in either 1996 or 1995. Revenues in 1996 totaled $86,163,171 compared to $49,409,821 in 1995. The Company in
                  1996 achieved gross profits of $17,637,982 or 20.5% of revenues as opposed to $11,714,619 or 23.7% of revenues in 1995. The decrease in the gross margin and resulting relative profits, however, coupled with the significant increase in expenses which totaled $20,476,324 for the year compared to $13,012,547 in 1995, caused the Company to incur a loss for the year of $3,016,509, compared to a loss of $1,207,022 in 1995. The loss in 1996 includes an amount of $470,217 attributable to a non-recurring loss on disposition of a subsidiary: see Note 4 to Notes to Financial Statements, attached hereto.

                  At December 31, 1996, working capital amounted to $1,733,069, as opposed to $3,800,538 on December 31, 1995. The decrease in working capital was a direct consequence of the losses incurred. Although management considers cash reserves sufficient to fund current and expected future operations, it is taking steps to streamline operations in order to decrease costs and thereby avert a further erosion of liquidity.

                  Fiscal Year 1995 Compared to Fiscal Year 1994

                  During 1995 the Corporation's revenues of $49,409,821 were all derived from PC-AG's securities brokerage activities in Germany. The same held true in 1994 when revenues totaled $18,900,827. There were no revenues from real estate operations in either 1995 or 1994. The Company in 1995 achieved gross profits of $11,714,619 or 23.7% of revenues as opposed to $4,450,197 or 23.5% of revenues in 1994. In spite of the increase in revenues and the increase in the gross profits, however, the Company incurred a loss for the year, primarily due to the increase in selling, general and administrative expenses which totaled $13,012,547 during the year, as compared to $6,801,094 a year ago.

                  At December 31, 1995, working capital amounted to $3,800,536, as opposed to $106,872 on December 31, 1994. Current assets at year's end included high cash balances representing customers' prepayments, as a direct consequence of the expansion of business. The Company obtained the necessary funding to finance its expansion through the private placement during the year with European investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, of a total of 2,404,775 shares of its preferred stock which, after deduction of related expenses yielded $6,139,878 for the Company. During 1994 the Company obtained additional financing in a similar fashion through placement of an aggregate of 1,688,146 shares of its preferred stock, for net receipts of $3,578,378. These fund inflows helped offset cash flow deficits from operations, primarily due to the losses incurred in both years.

                  Fiscal Year 1994 Compared to Fiscal Year 1993

                  During 1994 the Corporation's revenues of $18,900,827 were all derived from PC-AG's securities brokerage activities in Germany as compared to PC-AG's revenues of $16,603,901 in 1993. There were no revenues from real estate operations in either 1994 or 1993. The Company in 1994 achieved gross profits of 4,450,197 or 23.5% of revenues as opposed to $2,875,055 or 17.3% of revenues in 1993. In spite of the increase in revenues and the increase in the gross profits in both absolute and relative terms, the net loss in 1994 was only marginally less than in 1993 - i.e. $2,384,373 as compared to $2,457,631.

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

                  Most of the cash flow from financing activities during both years represented proceeds derived from the private placement of the Corporation's Common and Preferred Shares with German investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.



ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Corporation's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.

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

                                    PART III
          ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                                     PERSONS

The names and ages of all directors and executive officers of the Corporation are as follows:

         Name                      Position                                     Term(s) of Office
         ----                      --------                                     -----------------
Volker Montag, Age 44               President, Chief Financial Officer          July 22, 1991 to Present
                                    and Director

Roland Schoneberg, Age 40           Secretary, Vice President and Director      November 1, 1995 to Present

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

Resumes:

Volker Montag - Mr. Montag was born in Essen, Germany and makes his home in Weeze, Germany. From 1990 he has been an officer and Director of King National Corporation (acquired by the Corporation in July 1992.) From 1988 to 1990, Mr. Montag was the Managing Director of Opti-Wert Interest, AG (now, Prime Core AG of Zug, Switzerland), a Swiss brokerage company, which is a wholly owned subsidiary of the Corporation.


Roland Schoneberg - Mr. Schoneberg was born in Germany and currently lives in Cologne, Germany. He has been serving as director of the Company since November 1995.

Compliance with Section 16(a) of the Securities Exchange Act of
1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the 1934 Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company registered under the 1934 Act are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed.

Based solely on the review of the certified list of shareholders provided by the Company's transfer agent and on the review of the Exchange Act forms furnished to the Company, the Company believes that the following reporting delinquencies occurred during the Company's fiscal year ended December 31, 1996:

Section 16(a) Reporting Delinquencies

Forms 3, Initial Statement of Beneficial Ownership of Securities, Forms 4, Statement of Changes of Beneficial Ownership of Securities, and Forms 5, Annual Statement of Changes in Beneficial Ownership, due from directors Volker Montag and Roland Schoeneberg showing their ownership interest in the Corporation's common shares and as reflected in Item 12, below, have not been filed as of the date of this Report.

ITEM 11:          EXECUTIVE COMPENSATION


                  No compensation was paid directly to the officers and directors of the Corporation over the last fiscal year. The Corporation does, however, reimburse its officers and directors for any and all out of pocket expenses incurred relating to the business of the Corporation. Also, the Corporation pays its German affiliate, Prime Core Makler GmbH, significant brokerage fees and substantial administrative charges for providing the facilities and infrastructure for the Corporation's network of brokers. Mssrs. Volker Montag and Roland Schoeneberg, the officers and directors of the Corporation, indirectly own all of the interest in Prime Core Makler GmbH through another corporation, Secure Securities, Ltd. In addition, the current officers and directors are also compensated as brokers: see Item 13, Certain Relationships and Related Transactions, below.



ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT


                  As of December 31, 1996, there were 10,300,322 Common Shares outstanding. The following tabulates holdings of shares of the Corporation by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Corporation individually and as a group.

Title         Name and Address of        Amount and Nature of      Percent
of Class      Beneficial Owner           Beneficial Ownership      of Class
--------      ----------------           --------------------      --------
Common        Secure Securities, Ltd.
Stock         c/o Hugo Winkler
              665 Finchley Road
              London, UK                     260,240*                2.53%

              Visa International, PLC
              c/o Hugo Winkler
              665 Finchley Road
              London, UK                      91,463*                0.89%

              Volker Montag
              c/o Prime Core AG
              Industriel Str. 9
              Postfach 6300 ZUB
              Switzerland                    351,703*                3.41%

              Roland Schoneberg
              c/o Prime Core AG
              Industriel Str. 9
              Postfach 6300 ZUB
              Switzerland                   351,703*                3.41%

              All Directors and Officers
              as a Group                    351,703*                3.41%

*Messrs. Volker Montag and Roland Schoneberg are the only shareholders of Secure Securities, Ltd. and Visa International, PLC.

ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  (a) Commissions to Affiliate. Secure Securities, Ltd., a shareholder of the Corporation, owned and controlled by
                  Messrs. Volker Montag and Roland Schoneberg, owns a German company, Prime Core Makler GmbH, having its principal offices located in Dusseldorf, Germany (formerly known as Telecom
                  GmbH). Prime Core Makler GmbH provides all of the administrative services to Prime Core AG, the Corporation's wholly owned subsidiary ("PC-AG"), for its securities brokerage business. During fiscal years 1996, 1995 and 1994, PC-AG paid Prime Core Makler GmbH $5,659.749, $4,643,639 and $2,731,982 respectively, for their administrative services. Prime Core Makler GmbH also pays all of PC-AG's brokerage commissions arising out of PC-AG sales to its customers, due to non-affiliated third parties which amounted to $7,026,135 in 1996, $5,757,210 in 1995, and $2,554,161 in 1994.

                  (b) Loan to Officer and Director. During 1993, OWI-AG (now, PC-AG) made a loan in the amount of $141,750 to Mr. Volker Montag, an officer and director of the Company. The loan's outstanding principal balance accrues interest at the rate of five (5%) percent, per annum, and payments in the amount of $7,020 are due quarterly.

                  (C) Payments to Officer. The Company advanced funds to its officers and directors and, in certain instances, to entities in which they have ownership interests. Such advances amounting to $4,663,107, $1,638,433, and $522,561 at December
                  31, 1996, 1995, and 1994, respectively, are unsecured, and in certain instances were non-interest bearing obligations without a stated due date. With respect to a certain amount of these loans, the officers and directors have executed revolving credit agreements and delivered promissory notes to the Corporation: see "Documents recently Executed", below. Management has established allowances against the above advances for uncollectibility amounting to $2,816,940, $300,000, and $0 for the fiscal years ended December 31, 1996, 1995 and 1994, respectively.

         (d)      Documents recently executed.

                  1. December 12, 1997: Revolving Credit Agreement By and Between Montag and Finca pursuant to which the Company permits Montag to borrow up to $500,000; Montag signing personal note, promising to pay annual interest at 5% and to pay off debt on or before December 12, 1999: see Exhibit 10.1.

                           Outstanding balance at date is $330,859

                  2. December 12, 1997: Revolving Credit Agreement By and Between Schoeneberg and Finca pursuant to which the Company permits Schoeneberg to borrow up to $500,000; Schoeneberg signing personal note, promising to pay annual interest at 5% and to pay off debt on or before December 12, 1999: see Exhibit 10.2

                           Outstanding balance at date is $330,859.

                  3. December 12, 1997: Revolving Credit Agreement By and Between Prime Core Holding AG, a corporation owned by Messrs. Montag and Schoeneberg and Finca Consulting, Inc. Pursuant to which Finca permits Prime Core to borrow up to DM4,000,000; Prime Core signed a corporate note, promising to pay annual interest at 5% and to pay off debt on or before December 12, 1999. In conjunction therewith, Messrs. Montag and Schoeneberg further executed an "Unlimited Continuing Guaranty Agreement", pursuant to which Messrs.Montag and Schoeneberg personally guaranteed the repayment to Finca of the debt of Prime Core Holding, AG: see
                           Exhibit 10.3 .

                  4. December 15, 1997: Letter of Intent signed between Finca Consulting, Inc. And Prime Core Holding, Inc., a Delaware corporation owned by Messrs. Montag and Schoeneberg, pursuant to which Finca will merge with and into Prime Core Holding, Inc. on a share exchange basis, one share of Prime Core Holding, Inc. for one Finca common share, reincorporating the surviving company under the laws of Delaware, which shall become the surviving reporting company under the Securities Exchange Act of 1934, as amended, which transactions are subject to regulatory approval and the affirmative vote of shareholders owning a majority of Finca's outstanding common shares: see
                           Exhibit 10.4 .

                  5. April 1, 1997: Broker agreement by and between Dr.Roland Schoeneberg and Prime Core AG pursuant to which Prime Core pays to Dr.Schoeneberg DM65,000 per month in draw payments against commissions accrued on the solicitation of contracts for the purchase or sale of securities by potential clients for Prime Core AG. Volker Montag has an identical agreement:see
                           Exhibit 10.5 .

                                     PART IV





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

(b)                        Reports on form 8-K

                           There were no reports filed on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FINCA CONSULTING, INC.

Date:    December 23, 1997                      /S/  Volker Montag
       --------------                              ----------------------
                                                By:  Volker Montag
                                                     President
                                                         And Chief
                                                         Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                                    Date
----                                                    ----


/S/Volker Montag                                        December 23, 1997
-------------------------------------                   ------------------
Volker Montag, President
  and Director


/S/Roland Schoeneberg                                   December 23, 1997
-------------------------------------                   ------------------
Roland Schoeneberg, Secretary
  and Director

                                  EXHIBIT INDEX

(A)                        Financial Statements and Notes to Financial Statements

(3)(i)                     Articles of Incorporation incorporated by reference to Form S-
                           18 filed October 17, 1989. Articles of Amendment to Articles of
                           Incorporation incorporated by reference to the Exhibit to the
                           Company's Form 10-K for the fiscal year ended December 31, 1991 filed on June 4, 1992.

(3)(ii)                    By Laws incorporated by reference to Form S-18 filed October
                           17, 1989.

(10.1)                     Revolving Credit Agreement between Finca Consulting, Inc. and
                           Volker Montag, with copy of promissory note.

(10.2)                     Revolving Credit Agreement between Finca Consulting, Inc. and
                           Roland Schoeneberg, with copy of promissory note.

(10.3)                     Revolving Credit Agreement between Finca Consulting, Inc. and
                           Prime Core Holding, Inc., with copy of promissory note and guaranty of Mssrs. Montag and Schoeneberg as exhibits.

(10.4)                     Letter of Intent by and between Finca Consulting, Inc. And
                           Prime Core Holding, Inc.

(10.5)                     Broker Agreement between Roland Schoenebrg and Prime Core AG.

(16)                       Documentation regarding change in certifying accountant
                           incorporated by reference to Form 8-K filed in February, 1993 and Form 8-K filed in December 1995.

(21)                       Subsidiaries of the Company:
                           (i)      Finca Consulting Costa Brava, S.A.
                                    -       is a corporation formed under the laws of the
                                            Country of Spain and is the name under which it
                                            conducts business.
                           (ii)     Prime Core AG (formerly Opti-Wert-Interest AG)
                                    -       is a  corporation  formed  under the
                                            laws of the  Country of  Switzerland
                                            and conducts  its retail  securities
                                            and options business in Germany.

(23)                       Independent Auditors' Consent - attached to Exhibit A
(27)                       Financial Data Schedule  - attached to Exhibit A

                                    EXHIBIT A


                     Finca Consulting, Inc. and Subsidiaries

                        Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994







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

     Notes to the Consolidated Financial Statements.............................

Independent Auditors' Report



                      Rosenberg Rich Baker Berman & Company
                                380 Foothill Road
                          Bridgewater, New Jersey 08807



To the Board of Directors and Stockholders of Finca Consulting, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Finca Consulting, Inc. and Subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statementshave been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, as of December 31, 1996 the Company has experienced net losses and has experienced negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
November 20, 1997, except for Note 10 which is dated December 15, 1997.

                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                   December 31,
                                                                             ------------------------------------------------------
                                                                                  1996                1995                1994
                                                                             ------------         ------------         ------------
        Assets

Current Assets
   Cash and cash equivalents ........................................        $  4,928,557         $  6,004,844         $    997,218
   Other current assets .............................................             111,245              248,237               75,612
                                                                             ------------         ------------         ------------
        Total Current Assets ........................................           5,039,802            6,253,081            1,072,830
                                                                             ------------         ------------         ------------
Property and Equipment ..............................................             629,826              604,108              649,523
                                                                             ------------         ------------         ------------
Other Assets
   Receivables due from related parties .............................           1,846,167            1,338,433              522,561
   Other assets .....................................................             251,875              164,564              162,186
                                                                             ------------         ------------         ------------
        Total Other Assets ..........................................           2,098,042            1,502,997              684,747
                                                                             ------------         ------------         ------------
        Total Assets ................................................           7,767,670            8,360,186            2,407,100
                                                                             ============         ============         ============
        Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses ............................             283,249              384,885              279,491
   Customer credit balances .........................................           3,023,484            2,067,660              833,374
                                                                             ------------         ------------         ------------
        Total Current Liabilities ...................................           3,306,733            2,452,545            1,112,865
                                                                             ------------         ------------         ------------
Minority Interest in Subsidiary .....................................              45,632               45,632               45,632
                                                                             ------------         ------------         ------------
Stockholders' Equity
   Common stock, $.01 par value, 20,000,000 shares
   authorized, 10,300,322, 2,146,633 and 2,146,633
   shares issued and outstanding, respectively ......................             103,003               21,466               21,466
   Preferred stock; $.00001 par value, 20,000,000 shares
   authorized, 0, 4,109,226 and 1,704,451 shares issued
   and outstanding, respectively ....................................                --                     41                   17
   Capital in excess of par value ...................................          13,510,301           13,724,083            7,927,857
   Accumulated deficit ..............................................          (9,203,652)          (8,020,268)          (6,813,246)
   Cumulative translation adjustment ................................               5,653              139,445              114,408
   Treasury stock, 0, 275,812 and 189,899 common
   shares ...........................................................                --                 (2,758)              (1,899)
                                                                             ------------         ------------         ------------
        Total Stockholders' Equity ..................................           4,415,305            5,862,009            1,248,603
                                                                             ------------         ------------         ------------
        Total Liabilities and Stockholders' Equity ..................        $  7,767,670         $  8,360,186         $  2,407,100
                                                                             ============         ============         ============

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                          Year Ended December 31,
                                                                         ----------------------------------------------------------
                                                                             1996                   1995                   1994
                                                                         ------------           ------------           ------------
Revenues ......................................................          $ 86,163,171           $ 49,409,821           $ 18,900,827
Cost of shares and options ....................................            68,525,189             37,695,202             14,450,630
                                                                         ------------           ------------           ------------
Gross Profit ..................................................            17,637,982             11,714,619              4,450,197
Selling, general and administrative expenses ..................            20,476,324             13,012,547              6,801,094
                                                                         ------------           ------------           ------------
(Loss) From Operations ........................................            (2,838,342)            (1,297,928)            (2,350,897)
                                                                         ------------           ------------           ------------
Other Income (Expense)
   Interest income ............................................               292,050                 90,906                   --
   Loss on disposition of subsidiary ..........................              (470,217)                  --                  (33,476)
                                                                         ------------           ------------           ------------
        Total Other Income (Expense) ..........................              (178,167)                90,906                (33,476)
                                                                         ------------           ------------           ------------

(Loss) Before provision for Income Taxes ......................            (3,016,509)            (1,207,022)            (2,384,373)

Provision for Income Taxes ....................................                  --                     --                     --
                                                                         ------------           ------------           ------------

Net Income (Loss) .............................................            (3,016,509)            (1,207,022)            (2,384,373)
                                                                         ============           ============           ============
Net Income (Loss) Per Share ...................................          $      (0.48)          $      (0.56)          $      (1.11)
                                                                         ============           ============           ============
Weighted Average Number of Common Shares ......................
   Outstanding                                                              6,223,477              2,146,633              2,146,633
                                                                         ============           ============           ============


See notes to the consolidated financial statements.

                                                  Finca Consulting, Inc. and Subsidiaries
                                        Consolidated Statements of Changes in Stockholders' Equity
                                                       Year Ended December 31, 1996

                                              Preferred Stock                 Common Stock
                                         --------------------------   ----------------------------
                                                                                                         Capital
                                                                                                        in Excess
                                                             Par                           Par           of Par
                                             Shares         Value         Shares          Value           Value
                                         --------------    --------   --------------   -----------   ---------------
Balance - December 31, 1995                   4,109,226    $     41        2,146,633   $    21,466   $    13,724,083
Adjustment for accumulated
   deficit of former subsidiary                       -           -                -             -                 -
Adjustment to correct Treasury
   stock                                              -           -                -             -           (2,758)

Redemption of preferred shares                 (32,382)           -                -             -         (129,528)

Conversion of preferred shares
   into common shares                       (4,076,844)        (41)        8,153,689        81,537          (81,496)

Foreign currency translation loss                     -           -                -             -                 -

Net (Loss) for the year ended
   December 31, 1996                                  -           -                -             -                 -
                                         --------------    --------   --------------   -----------   ---------------
Balance - December 31, 1996                           -    $      -       10,300,322   $   103,003   $    13,510,301
                                         ==============    ========   ==============   ===========   ===============
                                                 Treasury Stock
                                         -------------------------------
                                                                                Retained
                                                                                Earnings          Cumulative
                                                                Par           (Accumulated        Translation
                                             Shares            Value            Deficit)          Adjustment
                                         ---------------    ------------    ----------------    ---------------
Balance - December 31, 1995                    (275,812)    $    (2,758)    $    (8,020,268)   $        139,445
Adjustment for accumulated
   deficit of former subsidiary                        -               -           1,833,125                  -
Adjustment to correct Treasury
   stock                                         275,812           2,758                   -                  -

Redemption of preferred shares                         -               -                   -                  -

Conversion of preferred shares
   into common shares                                  -               -                   -                  -

Foreign currency translation loss                      -               -                   -          (133,792)

Net (Loss) for the year ended
   December 31, 1996                                   -               -         (3,016,509)                  -
                                         ---------------    ------------    ----------------    ---------------
Balance - December 31, 1996                            -    $          -    $    (9,203,652)   $          5,653
                                         ===============    ============    ================    ===============

See notes to the consolidated financial statements.

                                                  Finca Consulting, Inc. and Subsidiaries
                                        Consolidated Statements of Changes in Stockholders' Equity
                                                       Year Ended December 31, 1995




                                                Preferred Stock                Common Stock
                                           -------------------------    ---------------------------
                                                                                                           Capital
                                                                                                          in Excess
                                                              Par                            Par           of Par
                                              Shares         Value         Shares           Value           Value
                                           -------------    --------    -------------     ---------    ---------------
Balance - December 31, 1994                    1,704,451    $     17        2,146,633     $  21,466    $     7,927,857

Acquisition of treasury stock                          -           -                -             -          (343,652)

Issuance of preferred stock, less
offering costs of $2,110,400                   2,404,775          24                -             -          6,139,878

Foreign currency translation gain                      -           -                -             -                  -

Net (Loss) for the year ended
   December 31, 1995                                   -           -                -             -                  -
                                           -------------    --------    -------------     ---------    ---------------
Balance - December 31, 1995                    4,109,226    $     41        2,146,633     $  21,466    $    13,724,083
                                           =============    ========    =============     =========    ===============
                                                  Treasury Stock
                                           ----------------------------
                                                                               Retained
                                                                               Earnings            Cumulative
                                                                Par          (Accumulated         Translation
                                              Shares           Value           Deficit)            Adjustment
                                           -------------    -----------    -----------------    ----------------
Balance - December 31, 1994                    (189,899)    $   (1,899)    $     (6,813,246)    $        114,408

Acquisition of treasury stock                   (85,913)          (859)                    -                   -

Issuance of preferred stock, less
offering costs of $2,110,400                           -              -                    -                   -

Foreign currency translation gain                      -              -                    -              25,037

Net (Loss) for the year ended
   December 31, 1995                                   -              -          (1,207,022)                   -
                                           -------------    -----------    -----------------    ----------------
Balance - December 31, 1995                    (275,812)    $   (2,758)    $     (8,020,268)    $        139,445
                                           =============    ===========    =================    ================

See notes to the consolidated financial statements.

                                                  Finca Consulting, Inc. and Subsidiaries
                                        Consolidated Statements of Changes in Stockholders' Equity
                                                       Year Ended December 31, 1994

                                                Preferred Stock                Common Stock
                                           -------------------------    ---------------------------
                                                                                                            Capital
                                                                                                           in Excess
                                                              Par                            Par            of Par
                                              Shares         Value         Shares           Value            Value
                                           -------------    --------    -------------     ---------     ---------------
Balance - December 31, 1993                       16,305    $      1        2,146,633     $  21,466     $     5,107,476

Acquisition of treasury stock                          -           -                -             -           (757,981)

Issuance of preferred stock, less
offering costs of $1,841,260                   1,688,146          16                -             -           3,578,362

Foreign currency translation gain                      -           -                -             -                   -

Net (Loss) for the year ended
   December 31, 1994                                   -           -                -             -                   -
                                           -------------    --------    -------------     ---------     ---------------
Balance - December 31, 1994                    1,704,451    $     17        2,146,633     $  21,466     $     7,927,857
                                           =============    ========    =============     =========     ===============
                                                 Treasury Stock
                                           ---------------------------
                                                                               Retained
                                                                               Earnings           Cumulative
                                                               Par           (Accumulated         Translation
                                              Shares          Value            Deficit)           Adjustment
                                           -------------    ----------    ------------------    ---------------
Balance - December 31, 1993                            -  $          -    $      (4,428,873)    $      (71,249)

Acquisition of treasury stock                  (189,899)       (1,899)                     -                  -

Issuance of preferred stock, less
offering costs of $1,841,260                           -             -                     -                  -

Foreign currency translation gain                      -             -                     -            185,657

Net (Loss) for the year ended
   December 31, 1994                                   -             -           (2,384,373)                  -
                                           -------------    ----------    ------------------    ---------------
Balance - December 31, 1994                    (189,899)  $    (1,899)    $      (6,813,246)    $       114,408
                                           =============    ==========    ==================    ===============

See notes to the consolidated financial statements.

                                          Finca Consulting, Inc. and Subsidiaries
                                           Consolidated Statements of Cash Flows


                                                                                                Year Ended December 31,
                                                                                    ------------------------------------------------
                                                                                       1996              1995               1994
                                                                                    -----------       -----------       -----------
Cash Flows From Operating Activities
Net (Loss) ...................................................................      $(3,016,509)      $(1,207,022)      $(2,384,373)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in)
Operating Activities:
     Depreciation ............................................................           87,686            51,736            70,412
     (Increase) Decrease in other current assets .............................          136,992          (172,625)          (21,475)
     (Increase) Decrease in receivables due from related parties .............        1,325,391          (815,872)         (228,630)
     (Increase) Decrease in other assets .....................................          (87,311)           (2,378)          184,860
     Increase (Decrease) in accounts payable and accrued expenses ............         (101,636)          105,394            63,774
     Increase (Decrease) in customer credit balances .........................          955,824         1,234,286           (93,338)
                                                                                    -----------       -----------       -----------
         Net Cash (Used in) Operating Activities .............................         (699,563)         (806,481)       (2,408,770)
                                                                                    -----------       -----------       -----------
Cash Flows From Investing Activities
     (Purchase) disposition of property and equipment ........................         (113,404)           (6,321)           50,132
                                                                                    -----------       -----------       -----------
         Net Cash (Used in) Investing Activities .............................         (113,404)           (6,321)           50,132
                                                                                    -----------       -----------       -----------
Cash Flows From Financing Activities
     Issuance of preferred shares ............................................             --           6,139,902         3,578,378
     Redemption of preferred shares ..........................................         (129,528)             --                --
     Acquisition of treasury shares ..........................................             --            (344,511)         (759,880)
                                                                                    -----------       -----------       -----------
         Net Cash Provided by (Used in) Financing Activities .................         (129,528)        5,795,391         2,818,498
                                                                                    -----------       -----------       -----------
Effect of Exchange Rate Changes on Cash ......................................         (133,792)           25,037           185,657
                                                                                    -----------       -----------       -----------
Net Increase (Decrease) in Cash ..............................................       (1,076,287)        5,007,626           645,517
Cash and cash equivalents at Beginning of Year ...............................        6,004,844           997,218           351,701
                                                                                    -----------       -----------       -----------
Cash and cash equivalents at End of Year .....................................      $ 4,928,557       $ 6,004,844       $   997,218
                                                                                    ===========       ===========       ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

NOTE 1 -      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Finca Consulting, Inc. and Subsidiaries (the Company) through its subsidiary Prime Core AG (previously Opti-Wert Interest AG), is engaged principally in the buying and selling of marketable securities and options on behalf of its customers and through its subsidiaries Finca Consulting Costa Brava, S.A. and Finca Consulting GmbH the buying, selling and administration of real estate. Finca Consulting GmbH was sold on April 2, 1996.

              Going Concern Uncertainty
                The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced net losses of $3,016,509 in 1996, $1,207,022 in 1995 and $2,384,373 in 1994. Additionally, the
                Company generated negative cash flows from operations of $699,563, $806,481 and $2,408,770 in 1996, 1995 and 1994.

                These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

                The Company's plans to overcome this negative trend is to embark upon a restructuring of its marketing efforts and customer profile as well as to effect a reduction of administrative expenses.

              Principles of Consolidation
                The consolidated financial statements include the accounts of Finca Consulting, Inc. and its wholly owned subsidiaries with the exception of Finca Consulting GmbH as to which its accounts are included from January 1, 1996 through March 31, 1996.

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

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

NOTE 1 -      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
              Continued

              Revenue Recognition
                The Company's primary subsidiary, Prime Core, A.G., recognizes revenue upon the placing of an order and execution of a trade by and for the benefit of a customer.

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

              Income Taxes
                The Company recognizes income taxes according to SFAS No. 109. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

                International subsidiaries are taxed according to applicable laws of the countries in which they do business.

              Concentration of Credit Risk
                Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances. The Company invests its excess cash with large financial institutions located outside of the United States.

              Net (Loss) Per Share
                The net (loss) per share has been computed using the weighted average number of common shares outstanding during the year. During 1996, 1995, and 1994 10,300,332, 2,146,633 and 2,146,633
                common shares were outstanding, respectively. Common stock equivalents have not been included as the effect would be anti-dilutive.

NOTE 2 -      PROPERTY, PLANT AND EQUIPMENT

              Property,   plant  and   equipment  at  cost,   less   accumulated
              depreciation, consists of the following:

                                                            December 31,
                                                 ----------------------------------
                                                   1996         1995         1994
                                                 ---------   ---------    ---------
Land .........................................   $ 115,560   $ 115,563    $ 115,563
Buildings ....................................     462,257     492,254      492,254
Office furniture and equipment ...............     364,486     286,783      280,462
                                                 ---------   ---------    ---------
     Subtotal ................................     942,303     894,600      888,279
Less accumulated depreciation and amortization     312,477    (290,492)    (238,756)
                                                 ---------   ---------    ---------
     Total ...................................   $ 629,826   $ 604,108    $ 649,523
                                                 =========   =========    =========

              Depreciation expense charged to operations was $87,686 in 1996, $51,736 in 1995 and $70,412 in 1994.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 3 -      RELATED PARTY TRANSACTIONS

               (1) The Company advances from time to time, funds to certain officers and directors of the Company and indirectly to entities in which they are the sole shareholders. Such advances (which are inclusive of amounts due upon the sale of a subsidiary as discussed at Note 4) amounting to $4,663,107 at December 31, 1996, $1,638,433 at December
                      31,  1995  and   $522,561   at   December   31,  1994  are
                      non-interest bearing unsecured obligations without a stated due date. Management has established allowances for uncollectibility amounting to $2,816,940, $300,000 and $0 respectively.

               (2) The Company pays fees for marketing and administration services to Prime Core Makler GmbH (previously Telecom
                      GmbH), an entity wholly owned by officers and directors of the Company. Such fees amounted to $5,659,749 in 1996, $4,643,639 in 1995 and $2,731,982 in 1994. Additionally,
                      Prime Core Makler GmbH pays brokerage fees on behalf of the Company which amounted to $7,026,135 in 1996, $5,757,210 in 1995 and $2,552,161 in 1994.

               (3) During 1994 and 1995 the Company's subsidiary, Prime Core, A.G. (formerly Opti-Wert Interest, A.G.) sold 1,688,146 and 2,404,775 shares of the Company's preferred stock to its customers. Gross proceeds therefrom amounted to $5,419,638 and $8,250,302. Prime Core, A.G.'s proportionate costs of the offering, consisting of allocable selling, general and administrative expenses amounted to $1,841,260 and $2,110,400 have been charged against such proceeds.

NOTE 4 -       SALE OF SUBSIDIARY

               Effective April 2, 1996 the Company sold to Prime Core Holding, A.G. all of the issued and outstanding common stock of it's subsidiary, Finca Consulting GmbH for $67,830. Prime Core Holding, A.G. is wholly owned by the officers and directors of the Company.

               Finca Consulting GmbH's results of operations through April 2, 1996 which consist of a net loss of $262,594 are included in the Company's consolidated financial statements. Finca Consulting GmbH's accumulated deficit at January 1, 1996 in the amount of $1,833,125 is reflected as an adjustment to the Company's consolidated accumulated deficit.


NOTE 5 -       PREFERRED SHARES CONVERSION

               On March 27, 1996 the Company converted 4,076,844 preferred shares to 8,153,689 common shares pursuant to the terms of the Company's preferred share certificates.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

NOTE 6 -       INCOME TAXES

               As of December 31, 1996, 1995 and 1994 the Company has U.S. net operating loss carryforward of approximately $1,000,000, substantially all of which expires by 2003. The tax effects of temporary differences that give rise to deferred tax are presented below.


Federal operating loss carryforwards                 $      340,000
           Less: Valuation Allowance                        340,000
                                                     --------------
                                                     $            -
                                                     ==============


NOTE 7 -       OPERATING LEASE COMMITMENT

               The Company leases certain office space and certain office equipment under operating leases.

               The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1996. The schedule is as follows:

Year Ending December 31,
             1997                       $        127,329
             1998                                116,654
             1999                                116,654
             2000                                116,654
             2001                                 29,831
      2002 and thereafter                              -

           Aggregate expense pursuant to operating leases amounted to $117,195 in 1996, $116,695 in 1995 and $179,264 in 1994.

NOTE 8 -       MINORITY INTEREST IN SUBSIDIARY

               One of the Company's subsidiaries Prime Core, A.G. (formerly Opti-Wert Interest, A.G.) has issued 10,500 participation certificates with a minimal value of Sfr. 10 (US $6.60) for a subscription price of US $9.07. These participation certificates carry no voting rights and do not have a fixed return. A total of 5,040 certificates have been subscribed to by the Company and have been eliminated in the consolidation process. The remaining 5,460 certificates are held by various investors.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

NOTE 9 -       OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

               Business Segments
               The Company operates in two business segments, through its subsidiary Prime Core A.G. (formerly Opti- Wert - Interest AG) buying and selling marketable securities and options on behalf of its customers in Germany and through its subsidiaries Finca Consulting Costa Brava, SA and Finca Consulting GmbH, (through April 2, 1996) buying, selling, and the administration of real estate in Germany and Spain.

           The Company conducts no current business activities and has no identifiable assets in the United States.

NOTE 10 -      SUBSEQUENT EVENTS

               On December 15, 1997 a letter of intent was executed between the Company and Prime Core Holding, Inc. a Delaware corporation owned by the Company's officers and directors, pursuant to which the Company will merge with and into Prime Core Holding, Inc. on a one for one share exchange basis. The surviving entity will be reincorporated under the laws of Delaware, which shall become the surviving reporting company. The consummation of this transaction is subject to regulatory approval and an affirmative vote of the Company's shareholders.

               On December 12, 1997 the Company entered into various revolving credit agreements between its two officers and directors and Prime Core Holding AG, a corporation which is wholly owned by them and as to which they are guarantors. Pursuant thereto aggregate borrowings of approximately $3,352,941 are permitted with interest of 5% to be paid annually and entire payment of principal to be made on or before December 12, 1999.