Form 10-Q
period 1997-03-31
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: March 31, 1997

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

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1997, 10,300,332 shares of Registrant's Common Stock, $.01 par value, were issued and outstanding.

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

         Item 3.           Defaults Upon Senior Securities.

         Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

         Item 5.           Other Information.

         Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1

                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                 March 31, 1997








Financial Statements

     Consolidated Balance Sheets................................................

     Consolidated Statements of Operations......................................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                      March 31,      December 31,
                                                                        1997            1996
                                                                    ------------    ------------
                                                                    (Unaudited)
        Assets

Current Assets
      Cash ......................................................   $  3,799,982    $  4,928,557
      Other current assets ......................................         83,769         111,245
                                                                    ------------    ------------
           Total Current Assets .................................      3,883,751       5,039,802
                                                                    ------------    ------------
Property and Equipment, at cost
      Land ......................................................        115,560         115,560
      Buildings .................................................        462,257         462,257
      Office furniture and equipment ............................        346,237         364,486
                                                                    ------------    ------------
                                                                         924,054         942,303
      Less: Accumulated depreciation ............................       (312,781)       (312,477)
                                                                    ------------    ------------
           Net Property and Equipment ...........................        611,273         629,826
                                                                    ------------    ------------
Other Assets
      Receivables due from related parties ......................      3,087,229       1,846,167
      Other assets ..............................................        230,647         251,875
                                                                    ------------    ------------
           Total Other Assets ...................................      3,317,876       2,098,042
                                                                    ------------    ------------
           Total Assets .........................................      7,812,900       7,767,670
                                                                    ============    ============

                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                      March 31,      December 31,
                                                                        1997            1996
                                                                    ------------    ------------
                                                                    (Unaudited)

        Liabilities and Stockholders' Equity

Current Liabilities
      Accounts payable and accrued expenses .....................        285,000         283,249
      Customer credit balances ..................................      3,105,442       3,023,484
                                                                    ------------    ------------
           Total Current Liabilities ............................      3,390,442       3,306,733
                                                                    ------------    ------------
      Minority interest in subsidiary ...........................         45,632          45,632
                                                                    ------------    ------------
Stockholders' Equity
      Common stock, $.01 par value, 20,000,000 shares authorized,
         10,300,322 shares issued and outstanding, respectively .        103,003         103,003
      Capital in excess of par value ............................     13,510,301      13,510,301
      Accumulated deficit .......................................     (9,292,002)     (9,203,652)
      Cumulative translation adjustment .........................         55,524           5,653
                                                                    ------------    ------------
        Total Stockholders' Equity ..............................      4,376,826       4,415,305
                                                                    ------------    ------------
        Total Liabilities and Stockholders' Equity ..............   $  7,812,900    $  7,767,670
                                                                    ============    ============



See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                       --------------------------------------------
                                                           1997             1996           1995
                                                       ------------    ------------    ------------
Revenues ...........................................   $ 22,069,936    $ 18,361,597    $  4,010,666
Cost of shares and options .........................     18,563,275      14,068,996       4,050,461
                                                       ------------    ------------    ------------
Gross Profit (Loss) ................................      3,506,661       4,292,601         (39,795)
Selling, general and administrative expenses .......      3,610,998       4,512,309       1,852,297
                                                       ------------    ------------    ------------
      (Loss) From Operations .......................       (104,337)       (219,708)     (1,892,092)
                                                       ------------    ------------    ------------
Other Income
      Interest Income ..............................         15,987            --              --
                                                       ------------    ------------    ------------
        Total Other Income .........................         15,987            --              --
                                                       ------------    ------------    ------------

Net (Loss) .........................................   $    (88,350)   $   (219,708)     (1,892,092)
                                                       ============    ============    ============

Net (Loss) Per Share ...............................   $       (.01)   $       (.10)   $      (0.88)
                                                       ============    ============    ============

Weighted Average Number of Common Shares Outstanding     10,300,322       2,146,633       2,146,633
                                                       ============    ============    ============



See notes to the consolidated financial statements.

                                            Finca Consulting, Inc. and Subsidiaries
                                             Consolidated Statements of Cash Flows
                                                          (Unaudited)

                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                    -----------------------------------------------
                                                                                       1997              1996              1995
                                                                                    -----------       -----------       -----------
Cash Flows From Operating Activities
   Net (Loss) ................................................................      $   (88,350)      $  (219,708)      $(1,892,092)
   Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in)
    Operating Activities:
      Decrease and amortization ..............................................           22,344            27,482           113,042
      Decrease in accounts payable ...........................................             --                --              10,265
      Decrease in other current assets .......................................           27,476             8,862            (7,147)
      (Increase) in deposits .................................................             --                --             (28,682)
      (Increase) decrease in receivables due from related parties ............       (1,241,062)          435,304          (116,375)
      (Increase) decrease in other assets ....................................           21,228          (546,739)         (108,647)
      Increase in accounts payable and accrued expenses ......................            1,751             2,200            39,173
      Increase in customer credit balances ...................................           81,958         3,272,430
                                                                                                      -----------       -----------
        Net Cash Provided by (Used in) Operating Activities ..................       (1,174,655)        2,979,831        (1,285,208)
                                                                                    -----------       -----------       -----------
Cash Flows From Investing Activities
   (Purchase) of property and equipment ......................................           (3,791)          (44,325)           (2,069)
                                                                                    -----------       -----------       -----------
        Net Cash (Used in) Provided by Investing Activities ..................           (3,791)          (44,325)           (2,069)
                                                                                    -----------       -----------       -----------
Cash Flows From Financing Activities
   Acquisition of Treasury Shares ............................................             --                --             (26,639)
                                                                                    -----------       -----------       -----------
   Redemption of Preferred Shares ............................................             --            (479,028)        3,570,848
                                                                                    -----------       -----------       -----------
        Net Cash (Used in) Financing Activities ..............................             --            (479,028)        3,544,209
                                                                                    -----------       -----------       -----------
Effect on Exchange Rate Changes on Cash ......................................           49,871           (97,407)         (121,967)
                                                                                    -----------       -----------       -----------
Net Increase (Decrease) in Cash ..............................................       (1,128,575)        2,359,071         2,134,965
Cash at Beginning of the Period ..............................................        4,928,557         6,004,844           953,633
                                                                                    -----------       -----------       -----------
Cash at the End of the Period ................................................      $ 3,799,982       $ 8,363,915       $ 3,088,598
                                                                                    ===========       ===========       ===========

See notes to the consolidated financial statements

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)







BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

   The balance sheet at December 31, 1996 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     Finca Consulting, Inc. and Subsidiaries

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Financial Statements and Notes thereto included herein.

Fiscal Year 1997 vs. Fiscal Year 1996

Results of Operations

   Substantially all of the Company's revenues during the quarter ended March 31, 1997, was generated by its subsidiary Prime Core AG through its retail securities brokerage activities in Europe.

   For the quarter ended March 31, 1997, the Company had revenues of $22,069,936 compared to $18,361,597 for same quarter in 1996, and $19,110,756 for the preceding quarter. Gross profits achieved were $3,506,661 or 15.9% of revenues which compares to a gross margin of 23.4% last year. The decrease reflects an increasingly competitive environment in the Company's traditional German market. This development was the primary reason that the Company experienced a net loss of $88,350 for the quarter, compared to a loss of $219,708 for the comparable period a year ago.

Liquidity and Capital Resources

    The Company had total assets at March 31, 1997 of $7,812,900, of which $3,883,751 were current assets, primarily cash in the amount of $3,799,982. The decrease in cash since the beginning of the fiscal year was a consequence of a $1,174,655 negative cash flow from operations, mainly due to a similar increase in receivables from related parties. This amount consists primarily of receivables from an affiliated company in Germany which provides facilities and support services for Prime Core AG's retail brokerage operations.

      Working capital at March 31, 1997, amounted to $493,309, down from 1,733,069 at the beginning of the year.

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

PART II, OTHER INFORMATION


ITEM 1.Legal Proceedings.

      Many aspects of the Company's business involve risks of liability. The Company has been named as a defendant in civil actions arising in the ordinary course of business out its activities in securities and futures options contracts. In the opinion of management of the Company, however, the Company is not involved in any litigation or legal proceedings that would have a material effect upon its financial condition, except as may be indicated below.

Regulatory Matters

      Securities regulations in Germany are enforced by the German Banking Authorities (the "Bundesaufsichtsamt fuer das Kreditwesen", or the "BAK"). The BAK administers and enforces the German banking act (the "Gesetz fur das Kreditwesen", or the "KWG"). The Company's brokerage business in the past and as currently operated utilizes the services of independent brokers in Germany to solicit German customers who are referred to the Company's Swiss-based subsidiary, Prime Core AG, which maintains dministrative offices in Zug,Switzerland.

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


                                                FINCA CONSULTING, INC.
                                                     (Registrant)



Date: December 25, 1997                   By: /s/Volker Montag
     ------------------                          -------------------------------
                                                 Volker Montag, President
                                                 Principal Financial Officer