Form 10-Q
period 1997-06-30
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: June 30, 1997

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

                                 Not applicable.

         As of June 30, 1997, 10,558,531 shares of Registrant's Common Stock, $.01 par value, were issued and outstanding.

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

                  Item 3.           Defaults Upon Senior Securities.

                  Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

                  Item 5.           Other Information.

                  Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1

                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                  June 30, 1997

Financial Statements

     Consolidated Balance Sheets................................................

     Consolidated Statements of Operations......................................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                     June 30,       December 31,
                                                                                       1997            1996
                                                                                   ------------    ------------
                                                                                          (Unaudited)
        Assets

Current Assets
   Cash ........................................................................   $    886,066    $  4,928,557
   Other current assets ........................................................         86,589         111,245
                                                                                   ------------    ------------
        Total Current Assets ...................................................        972,655       5,039,802
                                                                                   ------------    ------------
Property and Equipment, at cost
   Land ........................................................................        115,560         115,560
   Buildings ...................................................................        462,257         462,257
   Office furniture and equipment ..............................................        367,952         364,486
                                                                                   ------------    ------------
                                                                                        945,769         942,303
   Less: accumulated depreciation ..............................................        343,610         312,477
                                                                                   ------------    ------------
        Net Property and Equipment .............................................        602,159         629,826
                                                                                   ------------    ------------
Other Assets
   Receivables due from related parties ........................................      4,028,777       1,846,167
   Other assets ................................................................        229,234         251,875
                                                                                   ------------    ------------
        Total Other Assets .....................................................      4,258,011       2,098,042
                                                                                   ------------    ------------
        Total Assets ...........................................................      5,832,825       7,767,670
                                                                                   ============    ============

                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                     June 30,       December 31,
                                                                                       1997            1996
                                                                                   ------------    ------------
                                                                                          (Unaudited)
        Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses .......................................         80,875         283,249
   Customer credit balances ....................................................      1,246,589       3,023,484
                                                                                   ------------    ------------
        Total Current Liabilities ..............................................      1,327,464       3,306,733
                                                                                   ------------    ------------
   Minority interest in subsidiary .............................................         45,632          45,632
                                                                                   ------------    ------------

Stockholders' Equity
   Common stock, $.01 par value,  20,000,000 shares  authorized,  10,558,531 and
      10,300,322 shares issued and outstanding,
      respectively .............................................................        105,585         103,003
   Capital in excess of par value ..............................................     14,538,170      13,510,301
   Accumulated deficit .........................................................    (10,248,834)     (9,203,652)
   Cumulative translation adjustment ...........................................         64,808           5,653
                                                                                   ------------    ------------
        Total Stockholders' Equity .............................................      4,459,729       4,415,305
                                                                                   ------------    ------------
        Total Liabilities and Stockholders' Equity .............................   $  5,832,825    $  7,767,670
                                                                                   ============    ============




See notes to the consolidated financial statements.

                                          Finca Consulting, Inc. and Subsidiaries
                                           Consolidated Statements of Operations
                                                        (Unaudited)



                                                     Three Months Ended                              Six Months Ended
                                                          June 30,                                        June 30,
                                       --------------------------------------------    --------------------------------------------
                                           1997            1996            1995            1997            1996            1995
                                       ------------    ------------    ------------    ------------    ------------    ------------
Revenues ...........................   $ 20,869,512    $ 27,905,151    $  6,483,022    $ 42,939,448    $ 46,266,748    $ 10,493,688
Cost of Shares and Options .........     19,525,615      21,709,038       5,370,575      38,088,890      35,778,034       9,421,036
                                       ------------    ------------    ------------    ------------    ------------    ------------
Gross Profit .......................      1,343,897       6,196,113       1,112,447       4,850,558      10,488,714       1,072,652
                                       ------------    ------------    ------------    ------------    ------------    ------------
Selling, general and administrative
   expenses ........................      2,302,865       4,606,399       2,595,526       5,913,863       9,118,708       4,447,823
                                       ------------    ------------    ------------    ------------    ------------    ------------
   Income (Loss) From Operations ...       (958,968)      1,589,714      (1,483,079)     (1,063,305)      1,370,006      (3,375,171)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Other Income (Expense)
   Interest Income .................          2,136            --              --            18,123            --              --
   Loss on Disposition of Subsidiary           --          (440,217)           --              --          (440,217)           --
                                       ------------    ------------    ------------    ------------    ------------    ------------
        Total Other Income (Expense)          2,136        (440,217)           --            18,123        (440,217)           --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net Income (Loss) Before Taxes .....       (956,832)      1,149,497      (1,483,079)     (1,045,182)        929,789      (3,375,171)
Provision For Income Taxes .........           --           278,937            --              --           278,937            --
                                       ------------    ------------    ------------    ------------    ------------    ------------

Net Income (Loss) ..................   $   (956,832)   $    870,560    $ (1,483,079)   $ (1,045,182)   $    650,852    $ (3,375,171)
                                       ============    ============    ============    ============    ============    ============
Net Income (Loss) Per Share ........   $      (0.09)   $       0.41    $      (0.69)   $      (0.10)   $       0.30    $      (1.57)
                                       ============    ============    ============    ============    ============    ============
Weighted Average Number of Common
Shares Outstanding .................     10,429,426       2,146,633       2,146,633      10,429,426       2,146,633       2,146,633
                                       ============    ============    ============    ============    ============    ============


See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                    Six Months Ended June 30,
                                                                                    -----------------------------------------------
                                                                                       1997              1996               1995
                                                                                    -----------       -----------       -----------
Cash Flows From Operating Activities
   Net Income (Loss) .........................................................      $(1,045,182)      $   650,852       $(3,375,171)
   Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
      Depreciation and amortization ..........................................           53,869            52,342           133,828
      (Increase) in marketable securities ....................................             --                --              (8,068)
      (Increase) decrease in receivable due from related parties .............       (2,182,610)          410,037          (312,961)
      (Increase) in accounts receivable ......................................             --                --              (1,262)
      (Increase) decrease in other current assets ............................           24,656           100,547           (21,119)
      (Increase) decrease in other assets ....................................           22,641          (544,685)         (130,112)
      Decrease in deposits ...................................................             --                --               1,162
      (Decrease) in accounts payable and accrued expenses ....................         (202,374)         (198,646)           61,438
      Increase (decrease) in customer credit balances ........................       (1,776,895)        1,551,675           623,238
      Increase in income taxes payable .......................................             --             278,937              --
                                                                                    -----------       -----------       -----------
        Net Cash  Provided by (Used in) Operating Activities .................       (5,105,895)        2,301,059        (3,029,027)
                                                                                    -----------       -----------       -----------
Cash Flows From Investing Activities
   (Purchase) of property and equipment ......................................          (26,202)          (96,351)           (2,971)
   Investment in subsidiary ..................................................             --                --            (180,800)
                                                                                    -----------       -----------       -----------
        Net Cash Provided by (Used in) Investing Activities ..................          (26,202)          (96,351)         (183,771)
                                                                                    -----------       -----------       -----------
Cash Flows From Financing Activities
   (Redemption) of preferred shares ..........................................             --          (1,017,315)        6,097,017
   Issuance of common shares .................................................        1,030,451              --                --
   Acquisition of treasury shares ............................................             --                --            (268,136)
                                                                                    -----------       -----------       -----------
          Net Cash Provided by (Used in) Financing Activities ................        1,030,451        (1,017,315)        5,828,881
                                                                                    -----------       -----------       -----------
Effect on Exchange Rate Changes on Cash ......................................           59,155          (156,462)         (356,171)
                                                                                    -----------       -----------       -----------
Net Increase (Decrease) in Cash ..............................................       (4,042,491)        1,030,931         2,259,912
Cash at Beginning of the Period ..............................................        4,928,557         6,004,844           953,633
                                                                                    -----------       -----------       -----------
Cash at the End of the Period ................................................      $   886,066       $ 7,035,775       $ 3,213,545
                                                                                    ===========       ===========       ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

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

Fiscal Year 1997 vs. Fiscal Year 1996

Results of Operations

   Substantially all of the Company's revenues during the quarter ended June 30, 1997, were generated by its subsidiary Prime Core AG through its retail securities brokerage activities. Revenues for the quarter totaled $20,869,512 as compared to $27,905,151 during the second quarter a year ago. Revenues for the six months ended June 30, 1997, amounted to $42,939,448 compared to $46,266,748 for the same period last year. The low gross margin of 6.4% for the quarter as opposed to margins that ranged between 15% and 25 % during the last year reflects the increasingly competitive environment in the Company's traditional German market, which during this quarter was exacerbated by unfavorable price developments in the securities purchased by the Company's operating subsidiary. Selling, general and administrative expenses for the quarter totaled $2,302,865 which is in line with the changes in revenues.

   For the quarter ended June 30, 1997, the Company suffered a net loss of $956,832 compared to a profit of $870,560 during the second quarter last year. The six months' results were losses of $1,045,182 and profits of $650,852 for 1997 and 1996, respectively.

Liquidity and Capital Resources

   The Company had total assets at June 30, 1997 of $5,832,825, of which $972,655 were current assets. Working capital showed a deficit of $354,809, due to negative cash flow from operations of $3,931,240. During the quarter, the Company continued its capital raising program pursuant to which Prime Core AG sold a total of 258,209 shares of the Company's common stock through private placements with European investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The net proceeds of these sales totaled $1,030,451.

Fiscal Year 1996 vs. Fiscal Year 1995

Results of Operations

   Substantially all of the Company's revenues during the quarter ended June 30, 1994, were generated by its subsidiary, Prime Core AG ("PC-AG") through its retail securities brokerage activities. Revenues for the quarter totaled $27,905,151 as compared to $6,483,022 during the second quarter a year ago and $18,361,597 for the preceeding quarter. Revenues for the six months ended June 30, 1996, amounted to $46,266,748 compared to $10,493,688 for the same period last year. Selling, general and administrative expenses for the quarter totaled $4,606,399. The rapid growth of revenues reflects a very dynamic and favorable investment climate in the Company's marketplace, Germany, which shows inceasing market acceptance for the Company's products.

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

Liquidity and Capital Resources

   The Company had total assets as of June 30, 1996 of $9,469,227, of which $7,183,465 were current assets. The current assets include a cash position of $7,035,775 .

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

      As of January 1, 1998, Germany has adopted new regulations that will require entities who conduct any financial services business of any kind, including securities brokerage and investment services, to register with the German authorities in order to conduct and, in the Company's case, to continue performing securities brokerage business in Germany. If the Company does not comply with these new German regulations, the continuation of its securities business in Germany could be subject to enforcement proceedings which could have a material advers effect on the Company's financial condition. The Company, however, fully intends to comply with the new German legal requirements and is now taking all measures necessary for its securities brokerage business to be in full compliance. It is unclear, however and notwithstanding the Company's current efforts to comply, whether the Company will be in full compliance with the new regulations on or shortly after January 1, 1998. The Company's German- based advisors have informed the Company that it will be, perhaps, six months before the Company's securities brokerage business is in full compliance with the new regulations. Under these circumstances, if the German banking regulators, or the "BAK", were to institute enforcement proceedings against the Company in Germany, it could have material adverse effects on the financial condition of the Company.

ITEM 2.Changes In Securities.

      During the quarter, the Company's subsidiary Prime Core AG sold a total of 258,209 shares of the Company's common stock through private placements with European investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The net proceeds of these sales totaled $1,030,451.

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


                                                    FINCA CONSULTING, INC.
                                                         (Registrant)



Date:    December 25, 1997                    By:    /s/Volker Montag
                                                     ----------------
                                                     Volker Montag, President
                                                     Principal Financial Officer