Form 10-Q
period 1997-09-30
FINCA CONSULTING INC
filed 1997-12-29
CIK 844718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended: September 30, 1997

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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 30, 1997, 10,558,531 shares of Registrant's Common Stock, $.01 par value, were issued and outstanding.

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

                  Item 3.           Defaults Upon Senior Securities.

                  Item 4.           Submission of Matters to a Vote
                                    of Security Holders.

                  Item 5.           Other Information.

                  Item 6.           Exhibits and Reports on Form 8-K.

PART I   FINANCIAL INFORMATION

ITEM 1


                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                               September 30, 1997








Financial Statements

     Consolidated Balance Sheets................................................

     Consolidated Statements of Operations......................................

     Consolidated Statements of Cash Flows......................................

     Notes to the Consolidated Financial Statements.............................

                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                      September 30,    December 31,
                                                          1997             1996
                                                      ------------    ------------
                                                      (Unaudited)
        Assets

Current Assets
   Cash ...........................................   $  1,293,360    $  4,928,557
   Other current assets ...........................         88,933         111,245
                                                      ------------    ------------
        Total Current Assets ......................      1,382,293       5,039,802
                                                      ------------    ------------
Property and Equipment, at cost
   Land ...........................................        115,560         115,560
   Buildings ......................................        462,257         462,257
   Office furniture and equipment .................        368,490         364,486
                                                      ------------    ------------
                                                           946,307         942,303
   Less: accumulated depreciation and amortization        (368,663)       (312,477)
                                                      ------------    ------------
        Net Property and Equipment ................        577,644         629,826
                                                      ------------    ------------
Other Assets
   Receivables due from related parties ...........      2,396,407       1,846,167
   Other assets ...................................        149,238         251,875
                                                      ------------    ------------
        Total Other Assets ........................      2,545,645       2,098,042
                                                      ------------    ------------
        Total Assets ..............................      4,505,582       7,767,670
                                                      ============    ============

                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                      September 30,    December 31,
                                                          1997             1996
                                                      ------------    ------------
                                                      (Unaudited)

        Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses ..........         84,259         283,249
   Customer credit balances .......................      1,912,973       3,023,484
                                                      ------------    ------------
        Total Current Liabilities .................      1,997,232       3,306,733
                                                      ------------    ------------
   Minority interest in subsidiary ................         45,632          45,632
                                                      ------------    ------------
Stockholders' Equity
   Common stock, $.01 par value,  20,000,000 shares
   authorized,  10,558,531 and 10,300,322 shares
   issued and outstanding, respectively ...........        105,585         103,003
   Capital in excess of par value .................     14,538,170      13,510,301
   Accumulated deficit ............................    (12,227,032)     (9,203,652)
   Cumulative translation adjustment ..............         45,995           5,653
                                                      ------------    ------------
        Total Stockholders' Equity ................      2,462,718       4,415,305
                                                      ------------    ------------
        Total Liabilities and Stockholders' Equity    $  4,505,582    $  7,767,670
                                                      ============    ============

See notes to the consolidated financial statements.

                                          Finca Consulting, Inc. and Subsidiaries
                                           Consolidated Statements of Operations
                                                        (Unaudited)



                                                                                                    Nine Months Ended
                                               Three Months Ended September 30,                        September 30,
                                        --------------------------------------------   ---------------------------------------------
                                            1997            1996            1995           1997            1996           1995
                                        ------------    ------------    ------------   ------------    ------------    ------------
Revenues ............................   $ 22,464,020    $ 20,785,667    $ 11,974,528   $ 65,403,468    $ 67,052,415    $ 22,468,216
Cost of Shares and Options ..........     20,165,500      17,065,996       7,800,454     58,254,390      53,352,077      17,221,490
                                        ------------    ------------    ------------   ------------    ------------    ------------
Gross Profit ........................      2,298,520       3,719,671       4,174,074      7,149,078      13,700,338       5,246,726
Selling, general and administrative
   expenses .........................      4,277,191       6,754,214       3,388,198     10,191,854      15,872,922       7,836,021
                                        ------------    ------------    ------------   ------------    ------------    ------------
        Income (Loss) From Operations     (1,978,671)     (3,034,543)        785,876     (3,042,776)     (2,172,584)     (2,589,295)
                                        ------------    ------------    ------------   ------------    ------------    ------------
Other Income (Expense)
   Interest Income ..................          1,273          77,928            --           19,396          77,928            --
   Loss on disposition of subsidiary            --          (440,217)           --             --          (440,217)           --
                                        ------------    ------------    ------------   ------------    ------------    ------------
        Total Other Income (Expense)           1,273        (362,289)           --           19,396        (362,289)           --
                                        ------------    ------------    ------------   ------------    ------------    ------------

Net Income (Loss) Before Taxes ......     (1,977,398)     (3,396,832)        785,876     (3,023,380)     (2,534,873)     (2,589,295)
Provision for (benefit from) income
   taxes ............................           --          (211,107)           --             --              --              --
                                        ------------    ------------    ------------   ------------    ------------    ------------
Net Income (Loss) ...................   $ (1,977,398)   $ (3,185,725)   $    785,876   $ (3,023,380)   $ (2,534,873)   $ (2,589,295)
                                        ============    ============    ============   ============    ============    ============

Net Income (Loss) Per Share .........   $       (.19)   $      (1.44)   $       0.37   $       (.29)   $      (1.15)   $      (1.21)
                                        ============    ============    ============   ============    ============    ============
Weighted Average Number of
Common Shares Outstanding ...........     10,558,531       2,210,296       2,146,633     10,472,461       2,210,296       2,146,633
                                        ============    ============    ============   ============    ============    ============



See notes to the consolidated financial statements.

                                               Finca Consulting, Inc. and Subsidiaries
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)

                                                                                            Nine Months Ended September 30,
                                                                                  -------------------------------------------------
                                                                                     1997                1996               1995
                                                                                  -----------        -----------        -----------
Cash Flows From Operating Activities
   Net (Loss) .............................................................       $(3,023,380)       $(2,534,873)       $(2,589,295)
   Adjustments to Reconcile Net Loss to Net Cash Provided by
   (Used in) Operating Activities:
      Adjustment for accumulated deficit of former subsidiary .............              --            1,833,125               --
      Depreciation and amortization .......................................            78,645             59,611            155,299
      (Increase) in accounts receivable ...................................              --                 --               (1,002)
      Decrease in other current assets ....................................            22,312            105,306            (87,063)
      (Increase) in marketable securities .................................              --                 --           (1,612,351)
      (Increase) in receivable due from related parties ...................          (550,240)          (736,645)          (695,034)
      (Increase) decrease in other assets .................................           102,637           (117,256)            (4,342)
      Decrease in deposits ................................................              --                 --                1,120
      Increase (decrease) in accounts payable and accrued
        expenses ..........................................................          (198,990)           (57,147)            (4,628)
      Increase (decrease) in customer credit balances .....................        (1,110,511)         3,110,991          1,068,719
                                                                                  -----------        -----------        -----------
        Net Cash Provided by (Used in) Operating Activities ...............        (4,679,527)         1,663,112         (3,768,577)
                                                                                  -----------        -----------        -----------
Cash Flows From Investing Activities
   (Purchase) of property and equipment ...................................           (26,463)           (92,519)           (44,672)
                                                                                  -----------        -----------        -----------
   Investment in subsidiary ...............................................              --                 --             (180,000)
                                                                                  -----------        -----------        -----------
        Net Cash (Used in) Investing Activities ...........................           (26,463)           (92,519)          (224,672)
                                                                                  -----------        -----------        -----------
Cash Flows From Financing Activities
   Issuance (Redemption) of preferred shares ..............................              --           (1,075,857)         6,097,017
   Issuance of common shares ..............................................         1,030,451            559,854               --
                                                                                  -----------        -----------        -----------
   Acquisition of treasury shares .........................................              --                 --             (268,136)
                                                                                  -----------        -----------        -----------
        Net Cash Provided by (Used in) Financing Activities ...............         1,030,451           (516,003)         5,828,881
                                                                                  -----------        -----------        -----------
Effect on Exchange Rate Changes on Cash ...................................            40,342            (27,070)             1,835
                                                                                  -----------        -----------        -----------
Net Increase (Decrease) in Cash ...........................................        (3,635,197)         1,027,520          1,837,467
Cash at Beginning of the Period ...........................................         4,928,557          6,004,844            953,633
                                                                                  -----------        -----------        -----------
Cash at the End of the Period .............................................       $ 1,293,360        $ 7,032,364        $ 2,791,100
                                                                                  ===========        ===========        ===========

See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

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

Fiscal Year 1997 vs. Fiscal Year 1996

Results of Operations

   Substantially all of the Company's revenues during the quarter were generated by its subsidiary, Prime Core AG through its retail securities brokerage activities.

   Revenues increased from $20,869,512 in the prior quarter and $20,785,667 in the third quarter of 1996, to $22,464,020 in the third quarter this year, for a nine months' total of $65,403,468 compared to $67,052,415 for the first nine months in 1996. Gross margins in the quarter recovered somewhat from the low level in the second quarter, to 10.2% of revenues which, however, is still well below the margins achieved in 1996. Selling, general and administrative expenses during the quarter amounted to $4,277,191, higher than in the preceding quarter but significantly less than in the corresponding quarter last year, reflecting efforts by management to control costs. The Company sustained a net loss for the quarter in the amount of $1,977,398 for a year-to-date total of minus $3,023,380, compared to losses of $3,185,725 and $2,534,873 for the same quarter and nine months period last year.

Liquidity and Capital Resources

   The Company had total assets as of September 30, 1997 of $4,505,582, of which $1,382,293 were current assets. Working capital at the end of the quarter showed a deficit of $614,939. Management is reviewing its cost structure, especially with regard to its network of independent brokers, in an effort to streamline operations and thereby improve profitability and cash flow.

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