Form 10-K/A
period 1994-12-31
FINCA CONSULTING INC
filed 1998-01-12
CIK 844718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]

                   For the Fiscal Year ended December 31, 1994
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange of 1934 [No Fee Required]

         For the Transition Period From______________ to_____________
                          Commission File No. 33-31639

                       FINCA CONSULTING, INC.
              Exact Name of Registrant as Specified in its Charter

                               COLORADO 84-1101572
            State or Other Jurisdiction ofIRS Employer Identification
                       Incorporation or OrganizationNumber

                  Koenigsallee 106, 40215 Duesseldorf, Germany
                 Address of Principal Executive Offices Zip Code
                               (011-49-211) 384860
                Registrants Telephone Number, Including Area Code

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Title of Each Class       Name of Each Exchange on Which Registered

                   NONE                             NONE

                 Securities Registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No

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

NOTE 4 -          INCOME TAXES

         As of December 31, 1994, the Company had U. S. net operating loss carryforwards of approximately $1,000,000, substantially all of which expire by 2001.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FINCA CONSULTING, INC.

Date:    January 8, 1997                         s/Volker Montag
                                               By:  Volker Montag
                                                    President
                                                    And Chief Financial Officer

fin9410k.am1