Form 10-K/A
period 1995-12-31
FINCA CONSULTING INC
filed 1998-01-12
CIK 844718

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

  NOTE 1 -THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
                                    Concentration of Credit Risk
          Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances. The Company invests its excess cash with large financial institutions.

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

                      NOTE 2 -PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment at cost, less accumulated depreciation, consists of the following:

                                                     December 31,
                                          -----------------------------------
                                               1995                1994
                                          ---------------     ---------------
Land                                     $        115,563    $        115,563
Buildings                                         492,254             492,254
Office furniture and equipment                    286,783             280,462
                                          ---------------     ---------------
         Subtotal                                 894,600             888,279
Less accumulated depreciation
and amortization                                 (290,492)          (238,756)
                                          ----------------     ---------------
         Total                                    604,108    $       649,523
                                         $ ===============     ===============

Depreciation expense charged to operations was $51,736 in 1995 and $70,412 in 1994.

                       NOTE 3 -RELATED PARTY TRANSACTIONS

     (1)OWI AG pays fees for sales administration services to Telecom GmbH, Dusseldorf (Telecom). Both companies have the same manager. Fees paid for the years ended 1995 and 1994 amounted to $4,643,639 and $2,731,982, respectively. Telecom also pays certain brokerage fees on behalf of the company which amounted to $5,757,210 and $2,552,161 for 1995 and 1994, respectively.

      Amounts due from Telecom amounted to $278,412 and $146,907 at December 31, 1995 and 1994.

     (2)The Company advances, from time-to-time, funds to a shareholder and officer of the Company and entities in which he has a controlling interest. Such advances amounting to $1,060,021 and $375,654 at December 31, 1995 and 1994, are non-interest bearing, unsecured, and payable on demand.

     (3)During 1994 and 1995 the Company's subsidiary, Opti-Wert - Interest AG sold 1,688,146 and 2,404,775 shares of the Company's preferred stock to its customers. Gross proceeds therefrom amounted to $5,419,638 and $8,250,302. Opti-Wert - Interest AG's proportionate costs of the offering, consisting of allocable selling, general and administrative expenses amounted to $1,841,260 and $2,110,400 have been charged against such gross proceeds.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 4 -       INCOME TAXES

               As of December 31, 1995, the Company has U.S. operating loss carryforwards of approximately $1,000,000, substantially all of which expire by 2002.

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

                                       FINCA CONSULTING, INC.

                                          s/Volker Montag
Date:    January 8, 1998              By:  Volker Montag
                                           President And Chief Financial
                                           Officer