Form 10-Q/A
period 1997-09-30
FINCA CONSULTING INC
filed 1998-01-12
CIK 844718

FORM 10-Q/A

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

For the transition period from.................to..................

                        Commission file number: 33-31639

                             Finca Consulting, Inc.
             (Exact name of registrant as specified in its Charter)
                               Colorado 84-1101572
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)
       Koenigsallee 106, 40215 Duesseldorf, Germany
       (Address of principal executive offices) (Zip Code)
                         (011-49-211) 384860
        (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes.X.. No....

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

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               FINCA CONSULTING, INC.
                                                         (Registrant)



Date:    January 8, 1997                       By: sVolker Montag
                                                 Volker Montag, President
                                                 Principal Financial Officer