Form 10-K
period 1997-12-31
FINCA CONSULTING INC
filed 1998-06-24
CIK 844718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from .......... to ............

                          Commission File No. 33-31639

                             FINCA CONSULTING, INC.
              Exact Name of Registrant as Specified in its Charter

                  COLORADO                        84-1121635
        State or Other Jurisdiction of            IRS Employer
        Incorporation or Organization          Identification Number

                   Koenigsallee 106, 40215 Dusseldorf, Germany
                 Address of Principal Executive Offices Zip Code

                              (011-49-211) 384-860
               Registrant's Telephone Number, Including Area Code

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes_X_ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                NOT APPLICABLE


The Registrant's revenues for the fiscal year ended December 31, 1997, were $81,014,978.

The aggregate market value of the vesting stock held by non-affiliates of the Registrant cannot be determined because there has been no appreciable trading in the stock for the past several years.

As of March 31, 1998, 10,300,322 shares of Common Stock, $.01 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                             FINCA CONSULTING, INC.

                                    CONTENTS


PART I.                                                                    Page
                                                                           ----
     Item  1.    Business ................................................   4..
     Item  2.    Properties ..............................................   6..
     Item  3.    Legal Proceedings .......................................   7
     Item  4.    Submission of Matters to a Vote of Security Holders ....    7

PART II.
     Item  5.    Market for Registrant's Common Equity and
                 Related Stockholder Matters .............................   8
     Item  6.    Selected Financial Data .................................   8
     Item  7.    Managements' Discussion and Analysis of
                 Financial Condition and Results of Operations ..........    9
     Item  8.    Financial Statements and Supplementary Data ............   11
     Item  9.    Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure .................   11

PART III.
     Item 10.   Directors and Executive Officers of the Registrant ......   12
     Item 11.   Executive Compensation ..................................   13
     Item 12.   Security Ownership of Certain Beneficial Owners
                       and Management ....................................  14
     Item 13.   Certain Relationships and Related Transactions ..........   15


PART IV.
     Item 14.   Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K ..........................  16

Signatures ...............................................................  17

Exhibit Index ............................................................  18

                                     PART I

ITEM 1:       BUSINESS

(a)  General Development of Business

The Company was incorporated in Colorado on October 25, 1988 for the purpose of acquiring or completing a merger with another company. In June 1989, the Company established a wholly-owned subsidiary, Finca Consulting Costa Brava, S.A., incorporated and located in Spain, with a principal business of acting as a real estate broker for sales of Spanish properties, mainly holiday homes. In January 1991, the Company established another wholly-owned subsidiary, Finca Consulting GmbH, incorporated in Germany. Finca Consulting GmbH was formed to engage in the buying, selling and administration of Spanish real estate.

Effective July 22, 1991, the Company entered into a common stock exchange agreement with Finca Consulting Costa Brava, S.A. whereby the Company transferred essentially 100% of its net assets to Finca Consulting Costa Brava, S.A. As a result of the merger, Finca Consulting Costa Brava, S.A. remained as the sole ongoing entity for accounting purposes. In September 1991 the Company established a wholly-owned subsidiary, Finca Consulting Limited, incorporated in the United Kingdom. Finca Consulting Limited was formed to assist Finca Consulting Costa Brava, S.A. in the marketing and sales of Spanish properties. Finca Consulting Limited was liquidated in 1994.

Subsequent to the aforementioned July 22, 1991, merger, the Company generated capital through an offering of preferred stock in Europe. In May, 1992, the Company commenced an offering of its Common Shares in Europe.

In July 1992, the Company entered into and consummated a common stock exchange agreement with King National Corporation, a U.S. corporation, whereby the sole transferable asset was a 100% ownership interest of Opti-Wert-Interest AG, a Swiss corporation. Opti-Wert-Interest AG subsequently changed its name to Prime Core AG. Prime Core AG is principally engaged in the buying and selling of marketable securities and options on behalf of its customers, primarily in Germany, via a network of independent brokers. The sale of securities, including futures options contracts are subject to regulation in Germany by the Banking Supervisory Authority.

During the years 1993 through 1997, substantially all revenues of the Company were derived from the securities brokerage business of its subsidiary Prime Core AG, whose operations continued to expand until they reached a level of approximately $80 Million in 1996 and 1997.

In April 1996, the Company sold its interest in Finca Consulting GmbH for the amount of DM100,000. The Company did not acquire or dispose of any material amount of assets during the fiscal year ended
December 31, 1997.

The Company is currently subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. The Company has the authority to issue an aggregate of Twenty Million (20,000,000) common shares, par value $.01 and Twenty Million (20,000,000) preferred shares, $.00001 par value.

As of December 31, 1997, there were outstanding 10,300,322 Common Shares.

(b)  Financial Information About Industry Segments.

The Company operates in two business segments, acting as a real estate broker for sales and rentals of properties in Europe and, through its subsidiary, Prime Core AG, the buying and selling of marketable securities and options on behalf of Prime Core AG's customers in Germany. The Company did not realize any revenues from its real estate business during the years 1993 through 1997.

The Company operates almost exclusively in Europe. There were no material operations in the United States in either of the years 1995, 1996, or 1997.

(c)  Narrative Description of Business

The Company and its subsidiaries operate in two segments, acting as a real estate broker for sales and rentals of properties in Europe and the buying and selling of marketable securities and options on behalf of its customers in Germany through its subsidiary, Prime Core AG, a Swiss corporation ("Prime Core").

Historically, the Company operated solely in the European real estate market. However, since its acquisition of Prime Core, in July, 1992, the Company has focused its business operation chiefly in the buying and selling of equities and options on behalf of German customers. The Company and its subsidiaries derived revenues from its real estate operations in the approximate amount of $36,369 in 1992. No revenues were earned from this business segment in fiscal years 1993 to 1997. The Company and its subsidiaries generated revenues from its securities brokerage operations of $86,163,171 in 1996 and $81,014,978 in 1997.

The industry segment in which the Company does business is not seasonal. The Company is not dependent upon a single customer or a few customers. Accordingly, the loss of any one or more of such customers would not have a material adverse effect on the business of the Company.

In its securities and options brokerage business, a majority of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. The Company competes with these entities on the basis of the quality of its service and the competitive pricing of sales commissions.

The Company and its subsidiaries at this time employ no personnel in its real estate operations, and 40 full time persons and no part time persons in its securities brokerage operations.

ITEM 2:       PROPERTIES

In January 1992, the Company entered into a lease agreement for 9,600 square feet of office space in Dusseldorf, Germany. The lease period extended through December 1996, at which time it was renewed for a five year term. The Company also, through its subsidiary Prime Core AG, leases 13,700 square feet of office space in Zug, Switzerland, as well as automobiles and office equipment under operating leases. Aggregate rent expense pursuant to operating leases amounted to $103,288 in 1997 and $117,195 in 1996.

ITEM 3:       LEGAL PROCEEDINGS

Many aspects of the Company's business involve risks of liability. The Company has been named as a defendant in civil actions arising in the ordinary course of business out of its activities in securities and futures options contracts. In the opinion of management of the Company, however, the Company is not involved in any litigation or legal proceedings that would have a material effect upon its financial condition.

Regulatory Matters

Securities regulations in Germany are enforced by the German Banking Authorities (the "Bundesaufsichtsamt fuer das Kreditwesen", or the "BAK"). The BAK administers and enforces the German banking act (the "Gesetz fuer das Kreditwesen", or the "KWG"). The Company's brokerage business in the past and as currently operated utilizes the services of independent brokers in Germany to solicit German customers who are referred to the Company's Swiss-based subsidiary, Prime Core AG, which maintains administrative offices in Zug, Switzerland.

Previously, the KWG or German banking laws loosely defined brokers and financial services activities and operations. The mainstream securities brokerage business in Germany was and continues to be performed by German banks or firms which are members of recognized stock exchanges. Because of the loosely defined terms and regulations of the "BAK", many firms conduct securities brokerage and financial services businesses without being members of established stock exchanges nor in association with an established German bank.

As of January 1, 1998, new German regulations became applicable to the Company's brokerage business, requiring entities who conduct any financial services business of any kind, including securities brokerage and investment services, to register with the German authorities in order to conduct and, in the Company's case, to continue performing securities brokerage business in Germany. The Company is in the process of complying with the new regulations issued by the "BAK" and intends that all of its securities brokerage and investment services currently being performed are in full compliance with the applicable regulations.


ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

                                     PART II


ITEM 5:       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

(a)(1)(i) As of December 31, 1997, there was no market for the Company's securities.

(b) As of December 31, 1997, there were approximately 1,960 shareholders of record for the Common Stock of the Company.

(c) The Company has not declared or paid, nor has it any present intention to pay, any cash dividends.


ITEM 6:               SELECTED FINANCIAL DATA

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

Balance Sheets

                                                                  December 31,
                                              1997           1996            1995            1994          1993
                                              ----           ----            ----            ----          ----

Total Assets                           $ 5,586,404   $  7,767,670   $   8,360,186   $   2,407,100    $  1,816,882
Long Term Debt                                   0              0               0              .0               0
Minority Interests in Subsidiary            45,632         45,632          45,632          45,632          45,632
Total Stockholders' Equity             $ 1,635,805   $  4,415,304   $   5,862,009   $   1,248,603   $     628,821

Statements of Operations                                           For The Year Ended
                                          December 31,
                                              1997           1996            1995            1994          1993
                                            ------           ----            ----            ----          ----
Revenues                              $ 81,014,978   $ 86,163,171    $ 49,345,488    $ 18,900,827    $ 16,603,901
Cost of Shares and Options              71,345,617     68,525,189      37,695,202      14,450,630     13,728,846
                                        ----------     ----------      ----------      ----------     ----------
    Gross Profit                         9,669,361     17,637,982      11,650,286       4,450,197       2,675,055
Selling general and administrative
    expenses                            12,767,137     20,476,324      12,491,761       6,801,094       5,314,366
                                        ----------     ----------      ----------       ---------       ---------
Operating income (loss)                (3,097,776)    (2,838,342)      ( 841,475)     (2,350,897)     (2,439,311)
Other income (expense)                     287,155      (178,167)       (365,547)        (33,476)        (18,320)
                                           -------      ---------       ---------        --------        --------
Net (loss) from operations             (2,810,621)    (3,016,509)     (1,207,022)     (2,384,373)     (2,457,631)
Provision for Income Taxes                       -              -               -               -               -
                                                 -              -               -               -               -
Net Income (Loss)                   $(2,810,621)     $(3,016,509)    $(1,207,022)    $(2,384,373)    $(2,457,631)
                                    ============     ============    ============    ============    ============

Loss per common share                   $   (0.27)      $  (0.48)    $     (0.56)    $     (1.11)      $   (1.14)

ITEM 7:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Quarter Ended December 31, 1997

The Company's wholly owned Swiss subsidiary Prime Core AG continues to be the sole source of revenues for the Company. Prime Core AG operates a securities brokerage business in Germany, utilizing commissioned sales brokers to sell equity stocks and options to its customers in Germany. The Company, however, is pursuing plans to geographically expand its activities, and realize efficiencies in the utilization of management and financial resources, by merger or acquisition. To that extent, a letter of intent was executed in December 1997 between the Company and Prime Core Holding, Inc. a Delaware corporation owned by the Company's officers and directors, for a merger, subject to regulatory and shareholder approval. Prime Core Holding, Inc. intends to operate a brokerage and financial consulting business, primarily in the United States.

For the quarter ended December 31, 1997, the Company had revenues of $15,611,510 resulting in a net profit of $213,159, compared to revenues of $19,110,756 and a loss of $481,636 in the fourth quarter a year ago. The decrease in revenues resulted from a change in the Company's sales strategy which emphasized the quality of its service and breadth of its product offerings to its existing client base, at the expense of enlarging sales volume. These efforts were coupled with a concerted drive to keep costs in line, an effort which began already early in the fiscal year. As a result, selling, general, and administrative expenses were considerably lower, at $2,575,283 for the quarter, compared to $4,603,402, for the quarter a year ago.

Year Ended December 31, 1997

For the year ended December 31, 1997, the Company' gross revenues declined by approximately 9%, from $86,163,171 in 1996 to $81,014,978 in the current year. In response to new regulations adopted by the German banking authorities in 1997, which discouraged broker/dealers from engaging in the utilization of "cold calling" in the historically loosely regulated securities markets which constitute a large segment of the market in Germany. Finca Consulting Inc.'s Swiss subsidiary during the year re-organized its marketing organization. The Company substantially ceased making cold calls as a method of attracting new customers which in the past had been the major sales promotion tool. As a result of this change, the Company presently and during a large portion of 1997 offers securities primarily to its existing clientele which numbers approximately 3,000 German customers. Gross profits for the year totaled $9,669,361. After deduction of operating expenses which amounted to $12,767,137 , and recognition of $287,155 in non-operating income which constitutes mostly interest earned on liquid investments, the Company realized a net loss of $2,810,621 or $0.27 per share for the fiscal year.

Fiscal Year 1997 Compared to Fiscal Year 1996

The last fiscal year saw a slight decline in revenues from the prior fiscal year, as a result of the above mentioned circumstances. This decline was accompanied by a decrease in the gross margin achieved on the business, from approximately 20% in 1996 to approximately 12% for the current year. The double effect of decreases in volume and margin put enormous pressure on the Company to give particular attention to cost control. While the lesser volume and a reduced number of broker/dealers under contract necessitated lower payments to third parties which provided on-going administrative services to the Company's network of brokers, management also had negotiated a better pricing structure. The combined effect was a reduction of approximately $5.7 Million in payments to Prime Core Makler GmbH, the service provider, of which approximately $1.3 Million pertain to marketing and administrative services, and $4.4 Million in lower brokerage fees paid. In addition, efforts to contain in-house expenses were largely successful. Total operating expenses for 1997 decreased to $12,767,137, from $20,476,324 a year ago. Nevertheless, the year closed with a loss of $2,810,621, only marginally lower than the $3,016,509 loss sustained in 1996. The Company, however, intends to continue in its efforts to streamline its organization in an effort to reduce expenses, and at the same time improve on the quality and profitability of its sales operations.

Liquidity and Capital Resources

At December 31, 1997, working capital amounted to $202,434, as opposed to $1,733,069 on December 31, 1996. This reduction in working capital, which also included a considerable decrease in liquid cash resources, necessitates a very close day-to-day control over cash flow and utilization of funds. Moreover, it imposes constraints on management's ability to embark on any expansion plans at this time. Management, therefore, is currently focusing its attention on enhancing its operating business structure. In addition, management plans to address its working capital shortage by raising additional funds in the first half of the next fiscal year, either by placing additional capital through private placements with European investors , or through a combination of debt and equity capital financing.

ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statement and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.



ITEM 9:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

During the reporting period, there were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10:      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS

The names and ages of all directors and executive officers of the Company are as follows:

         Name                          Position            Term(s) of Office

Volker Montag, Age 44             President and Director   July 22, 1991
                                                            to Present

Roland Schoneberg, Age 40         Secretary and Director   November 1, 1995
                                                            to Present

Elisabeth Eufinger-Nagel, Age 37  Director                 May 16, 1998
                                                            to Present

There are no family relationships among the Company's Officers and Directors.

All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at the annual meeting of the Company's Directors and hold office for a term of one year or until they resign or are removed from office.

Resumes:

Volker Montag - Mr. Montag was born in Essen, Germany, and makes his home in Weeze, Germany. From 1990 he has been an officer and Director of King National Corporation (acquired by the Company in July 1992.) From 1988 to 1990, Mr. Montag was the Managing Director of Prima Core AG (formerly Opti-Wert Interest
AG), Switzerland, a Swiss brokerage company, which is a wholly owned subsidiary of the Company. He was also associated with VISA Enterprise PLC, London, United Kingdom.

Roland Schoeneberg - Mr. Schoeneberg was born in Germany and currently lives in Koeln, Germany. He is member of the board of Prime Core Makler GmbH (formerly Telecom GmbH), an affiliate of the Company. He served as director of the Company since November 1995.

     Elisabeth Eufinger-Nagels - Ms. Eufinger-Nagels was born in Germany and makes her home in Ratinger-Hoesel, Germany. Ms. Eufinger-Nagels was appointed as a Director of the Company at a Special Meeting of the Board of Directors held on May 16, 1998. On February 5, 1997, Ms. Eufinger-Nagels was hired by the Company to serve as its Manager of Human Resources, the position she currently holds. Prior to joining the Company, Ms. Eufinger- Nagels worked as a consultant for the firm of Deloitte Touche.

ITEM 11:      EXECUTIVE COMPENSATION


Messrs. Volker Montag and Roland Schoeneberg , the President and Secretary of the Company, respectively, on April 1, 1997, had entered into brokerage service agreements with Prime Core AG, a wholly owned subsidiary of the Company, which agreements provide for monthly draw payments of approximately $38,300 in lieu of salaries. The following table sets forth the amounts of such draw payments and the executive capacities for the fiscal year ended December 31, 1997, for each officer whose aggregate cash remuneration exceeded the equivalent of $100,000, and for all executive officers as a group:

Name of individual             Capacity in which served    Aggregate cash
                                                            remuneration

Volker Montag                  President and Director     $ 459,600 approx.(1)

Roland Schoeneberg             Secretary and Director     $ 459,600 approx.(1)

 Elisabeth Eufinger-Nagels(2)  Manager, Human Resources   $   42,360  (1)
                               and Director





(1) Approximate US$ equivalent of total aggregate monthly draw payments.

(2) Ms. Eufinger-Nagels was appointed as a Director of the Company on May 16, 1998 to fill a vacancy then existing on the Board of Directors.

The Company has reimbursed and will continue to reimburse its officers and directors for any and all out of pocket expenses incurred relating to the business of the Company.

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

As of March 31, 1998, there were 10,300,322 Common Shares outstanding. The following table shows holdings of the Common Shares of the Company by each person who, subject to the above, May 8, 1998, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

Title         Name and Address of      Amount and Nature of     Percent
of Class      Beneficial Owner         Beneficial Ownership     of Class

Common   Prime Core Management Ltd.
              15 Herbert Street
              Dublin
              Ireland                       7,523*               6.8%

              Volker Montag
              c/o Prime Core Holding AG
              Koenigsallee 106
              40215 Duesseldorf
              Germany                       ,049,226**          10.2%

              Roland Schoeneberg
              Am Klausenberg 52
              51109 Koeln
              Germany                            0                -

              Elisabeth Eufinger-Nagels
              c/o Prime Core Holding AG
              Koenigsalle 106
              40215 Dusseldorf
              Germany                            0                 -

              All Directors and Officers
              as a Group                         1,049,226      10.2%

*Mr. Volker Montag, an officer and director of the Company, is majority shareholder of Prime Core Management Ltd.

** Includes 697,523 shares held by Prime Core Management Ltd..

ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(1) The Company advances funds from time to time to certain officers and directors of the Company and directly or indirectly to entities in which they are the sole shareholders. Such advances (which are inclusive of amounts due upon the sale of a subsidiary as discussed at Note 4) amounted to $9,081,475 at December 31, 1997 and $5,122,322 at December 31, 1996. Management has
established allowances for uncollectability amounting to $5,502,400 and $3,276,155, respectively.

On December 12, 1997, the Company entered into various revolving credit agreements between its two officers and directors and Prime Core Holding AG, a corporation which is wholly owned by them and as to which they are guarantors. Pursuant thereto aggregate borrowings of approximately $3,352,941 are permitted with interest of 5% to be paid annually with the entire payment of principal to be made on or before December 12, 1999.

At December 31, 1997, the collective borrowings under the above referenced revolving credit agreements exceeded the aggregate credit borrowing amounts by approximately $5,728,534. On May 16, 1998, the Company executed amendments to the Revolving Credit Agreements between Volker Montag, an officer and director, and Prime Core Holding AG extending the credit facilities under their revolving credit agreements to the aggregate increased amount of approximately $7,808,825. Roland Schoeneberg, an officer and director of the Company, has not had his revolving credit agreement modified, increasing his borrowing threshold of $500,000, whose borrowings exceeded such amount at December 31, 1997 and to the date hereof.

On December 15, 1997, a letter of intent was executed between the Company and Prime Core Holding, Inc. (a Delaware corporation owned by the Company's officers and directors), pursuant to which the Company will merge with into Prime Core Holding, Inc. on a one for one share exchange basis. The surviving entity will be reincorporated under the laws of Delaware, which shall become the surviving reporting company. The consummation of this transaction is subject to regulatory approval and an affirmative vote of the Company's shareholders.

Upon consummation of this transaction, $8,796,947 of borrowings at December 31, 1997 as described above and the related allowance for uncollectability of $5,502,400 will be eliminated upon the consolidation of the Company and Prime Core Holding, Inc.

(2) The Company pays fees for marketing and administration services to Prime Core Makler GmbH (previously Telecom GmbH), an entity wholly owned by officers and directors of the Company. Such fees amounted to $4,349,890 in 1997, $5,659,749 in 1996 and $4,643,639 in 1995. Additionally, Prime Core Makler GmbH pays brokerage fees on behalf of the Company which amounted to $2,605,706 in 1997, $7,026,135 in 1996 and $5,757,210 in 1995.

(3) During 1994 and 1995 the Company's subsidiary, Prime Core, AG (formerly Opti-Wert Interest, AG) sold 1,688,146 and 2,404,775 shares of the Company's preferred stock to its customers. All of these Preferred Shares were converted to Common Shares of the Company during 1996. Gross proceeds therefrom amounted to $5,419,638 and $8,250,302, respectively. Prime Core, AG's proportionate costs of the offering, consisting of allocable selling, general and administrative expenses amounted to $1,841,260 and $2,110,400, respectively, have been charged against such proceeds.

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

(b)           Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

                                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     FINCA CONSULTING, INC.


         By :  _s/Volker Montag______________               Date: June 9, 1998
              Volker Montag
              President, Chief Executive Officer
                and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                                                    Date


     _s/Volker Montag__________________                   June 9, 1998
     Volker Montag, Director

    ___________________________________                   June 9, 1998
     Roland Schoeneberg,  Director

                                                          June 9, 1998
     Elisabeth Eufinger-Nagels, Director

     _s/Elisabeth Eufinger-Nagels_______

EXHIBIT INDEX

(A)           Financial Statements and Notes to Financial Statements

(3)(i) Articles of Incorporation are incorporated by reference to Form S-18 filed October 17, 1989. Articles of Amendment to Articles of Incorporation incorporated by reference to the Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1991 filed on June 4, 1992.

(3)(ii) Bylaws are incorporated by reference to Form S-18 filed October 17, 1989.

(10.1) Revolving Credit Agreement between Finca Consulting, Inc. and Volker Montag, with copy of promissory note.

(10.2) Revolving Credit Agreement between Finca Consulting, Inc. and Roland Schoeneberg, with copy of promissory note.

(10.3) Revolving Credit Agreement between Finca Consulting, Inc. and Prime Core Holding AG., with copy of promissory note and guaranty of Messrs. Montag and Schoeneberg as exhibits.

(10.4) Letter of Intent by and between Finca Consulting, Inc. And Prime Core Holding, Inc.

(10.5)        Broker Agreement between Roland Schoenebrg and Prime Core AG.

(10.6)        Broker Agreement between Volker Montag and Prime Core AG.

(10.7) Amendment No. 1 to Revolving Credit Agreement between the Company and
              Volker Montag, with copy of Promissory Note.

(10.8) Amendment No. 1 to Revolving Credit Agreement between the Compan and
              Prime Core Holding AG, with copy of Promissory Note.

(21)          Subsidiaries of the Company

     (i)      Finca Consulting Costa Brava S.A.
              is a corporation formed under the laws of the country of Spain and is the name under which it conducts business.

     (ii)     Prime Core AG
              is a corporation formed under the laws of the country of Switzerland and is the name under which it conducts business

(23)          Independent Auditors' Consent - attached to Exhibit A

(27)          Financial data Schedule - attached to Exhibit A

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company's Quarterly reports on Form 10-Q for the periods ended March 31, 1997, June 30, 1997, and September 30, 1997.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company's fiscal year ended December 31, 1996.

                                   EXHIBIT A





                     Finca Consulting, Inc. and Subsidiaries

                        Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

                     Finca Consulting, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995




                                                                      Page

Independent Auditors' Report on the Financial Statements..............  1

Financial Statements

     Consolidated Balance Sheets......................................  2

     Consolidated Statements of Operations............................  3

     Consolidated Statement of Stockholders' Equity...................  4-6

     Consolidated Statements of Cash Flows............................  7

     Notes to the Consolidated Financial Statements................... 8-12

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Finca Consulting, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Finca Consulting, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statement of operations, stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finca Consulting, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, as of December 31, 1997 the Company has experienced net losses and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classifications of liabilities that might be necessary should the Company be unable to continue in operation.


Bridgewater, New Jersey
March 18, 1998, except for Note 3 (1) which is dated May 16, 1998.

                     Finca Consulting, Inc. and Subsidiaries
                           Consolidated Balance Sheets





                                                         December 31,
                                           ------------------------------------
                                                 1997                 1996
                                           ---------------      ---------------

        Assets
Current Assets

   Cash and cash equivalents             $         780,390    $       4,928,557
   Receivables due from related parties          2,808,553                    -
   Advances receivable                             444,676                    -
   Other current assets                             73,782              111,245
                                              ---------------      ------------
        Total Current Assets                     4,107,401            5,039,802
                                              ---------------      ------------
Property and Equipment, net of accumulated
 depreciation                                      572,009              629,826
                                              ---------------      ------------
Other Assets
   Receivables due from related parties            770,522            1,846,167
   Other assets                                    136,472              251,875
                                              ---------------      ------------
        Total Other Assets                         906,994            2,098,042
                                              ---------------      ------------
        Total Assets                             5,586,404            7,767,670
                                              ===============      ============

        Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses         1,118,366              283,249
   Customer credit balances                      2,786,601            3,023,484
                                              ---------------      ------------
        Total Current Liabilities                3,904,967            3,306,733
                                              ---------------      ------------
Minority Interest in Subsidiary                     45,632               45,632
                                              ---------------      ------------
Stockholders' Equity
   Preferred stock; $.00001 par value, 20,000,000 shares authorized,
      0 shares issued and outstanding                    -                    -
   Common stock, $.01 par value, 20,000,000 shares
   authorized, and 10,300,322 shares issued and
   outstanding                                     103,003              103,003
   Capital in excess of par value               13,510,301           13,510,301
   Accumulated deficit                         (12,014,273)          (9,203,652
   Cumulative translation adjustment                36,774                5,653
                                             ---------------      -------------
        Total Stockholders' Equity               1,635,805            4,415,305
                                             ---------------      -------------
        Total Liabilities and Stockholders'
   Equity                                        5,586,404    $       7,767,670

                                               ===============      ===========







See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statements of Operations






                                                                                       Year Ended December 31,
                                                                       --------------------------------------------------------
                                                                            1997                1996                 1995
                                                                       --------------      ---------------      ---------------

Revenues                                                             $     81,014,978    $      86,163,171    $      49,345,488
Cost of shares and options                                                 71,345,617           68,525,189           37,695,202
                                                                       --------------      ---------------      ---------------
Gross Profit                                                                9,669,361           17,637,982           11,650,286
Selling, general and administrative expenses                                6,191,002           11,860,940            7,527,602
Marketing and administrative services - related parties                     4,349,890            5,659,749            4,643,639
Allowance for uncollectible receivables - related parties                   2,226,245            2,955,635              320,520
                                                                       --------------      ---------------      ---------------
(Loss) From Operations                                                    (3,097,776)          (2,838,342)            (841,475)
                                                                       --------------      ---------------      ---------------
Other Income (Expense)
   Interest income                                                            287,155              292,050               91,662
   Loss attributable to former subsidiary                                           -             (89,268)            (457,209)
   Loss on disposition of subsidiary                                                -            (380,949)                    -
                                                                       --------------      ---------------      ---------------
        Total Other Income (Expense)                                          287,155            (178,167)            (365,547)
                                                                       --------------      ---------------      ---------------

(Loss) Before Provision for Income Taxes                                  (2,810,621)          (3,016,509)          (1,207,022)

Provision for Income Taxes                                                          -                    -                    -
                                                                       --------------      ---------------      ---------------

Net (Loss)                                                           $    (2,810,621)    $     (3,016,509)    $     (1,207,022)
                                                                       ==============      ===============      ===============
Net (Loss) Per Share from Continuing Operations                      $         (0.27)    $          (0.47)    $          (0.35)
                                                                       ==============      ===============      ===============
Net (Loss) Per Share                                                 $         (0.27)    $          (0.48)    $          (0.56)
                                                                       ==============      ===============      ===============
Weighted Average Common Shares Outstanding                                 10,300,322            6,223,477            2,146,633
                                                                       ==============      ===============      ===============









See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                From December 31, 1996 Through December 31, 1997






                                   Preferred Stock                 Common Stock
                              --------------------------   ----------------------------
                                                                                       Capital            Retained
                                                                                      in Excess           Earnings       Cumulative
                                              Par                        Par            of Par          (Accumulated    Translation
                               Shares        Value       Shares         Value           Value             Deficit)       Adjustment
                           --------------   -------- --------------  -----------   --------------    ---------------    -----------
Balances - December 31, 1996          -  $       -     10,300,322  $    103,003   $    13,510,301  $    (9,203,652)  $     5,653

Foreign currency translation
   gain                               -          -              -            -                 -                 -        31,121

Net (Loss) for the year ended
   December 31, 1997                  -          -              -            -                 -       (2,810,621)             -
                           --------------   -------- --------------  -----------    --------------    ----------------- -----------
                                      -  $       -     10,300,322  $   103,003    $    13,510,301  $   (12,014,273)  $     36,774
Balances - December 31, 1997
                           ==============   ======== ==============  ===========    ==============    ================= ===========










See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                From December 31, 1995 Through December 31, 1996






                                     Preferred Stock       Common Stock                 Treasury Stock
                                  ---------------------  --------------------        ----------------------
                                                                            Capital                           Retained
                                                                           in Excess                          Earnings   Cumulative
                                                 Par                Par     of Par                   Par    (Accumulated Translation
                                     Shares     Value    Shares    Value     Value        Shares    Value     Deficit)   Adjustment
                                   ---------- -------- ------------------ -------------- -------- ---------- ----------- ----------
Balances - December 31, 1995       4,109,226   $  41  2,146,633  $ 21,466  $ 13,724,083 (275,812) $ 2,758) $ (8,020,268)  $ 139,445
Adjustment for accumulated
    deficit of former subsidiary           -       -          -         -             -       -         -      1,833,125          -
Adjustment to correct Treasury
    stock                                  -       -          -         -       (2,758)  275,812    2,758              -          -

Redemption of preferred shares      (32,382)       -          -         -     (129,528)       -         -              -          -

Conversion of preferred shares
  into common shares              (4,076,844)    (41)  8,153,689   81,537      (81,496)       -         -              -          -

Foreign currency translation loss          -       -          -         -             -       -         -              -   (133,792)

Net (Loss) for the year ended
   December 31, 1996                       -       -          -         -             -       -         -    (3,016,509)          -
                               -------------    ----  ---------- ----------  ----------  ---------  -----     ----------  ---------
                                           -   $   - 10,300,322  $103,003  $ 13,510,301       -  $      -  $ (9,203,652)  $   5,653
Balances - December 31, 1996
                               =============    ====  ========== ==========  ==========  ========= ======    ===========  =========





See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                From December 31, 1994 Through December 31, 1995








                                Preferred Stock    Common Stock                       Treasury Stock
                            -------------------  ---------------                    ------------------
                                                                      Capital                             Retained
                                                                     in Excess                            Earnings     Cumulative
                                          Par                Par       of Par                    Par     (Accumulated  Translation
                               Shares    Value   Shares     Value       Value       Shares      Value      Deficit)     Adjustment
                              ---------- ----- ---------  --------- -------------  --------   --------  ------------ -------------
Balance-December 31, 1994     1,704,451  $ 17  2,146,633  $ 21,466      7,927,857  (189,899)  $(1,899)  $(6,813,246)  $114,408

Acquisition of treasury stock         -     -          -         -      (343,652)   (85,913)     (859)             -         -

Issuance of preferred stock, less
offering costs of $2,110,400  2,404,775    24          -         -      6,139,878          -         -             -         -

Foreign currency transition gain      -     -          -         -              -          -         -             -    25,037

Net (Loss) for the year ended
   December 31, 1995                  -     -          -         -              -          -         -   (1,207,022)         -
                                 ----------   --- ----------    ------    ----------- ----------  ------ -----------   -------
                              4,109,226  $ 41  2,146,633  $ 21,466   $ 13,724,083  (275,812) $ (2,758)  $(8,020,268)  $139,445
Balance - December 31, 1995
                             ==========   === ==========    ======    =========== ==========  ========   ===========   =======







See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows






                                                                                      Year Ended December 31,
                                                                       ------------------------------------------------------
                                                                            1997                1996                1995
                                                                       ---------------     ---------------     --------------


Cash Flows From Operating Activities
Net (Loss)                                                            $    (2,810,621)    $    (3,016,509)    $   (1,207,022)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in)
     Operating Activities:
     Adjustment for accumulated deficit of former subsidiary                         -           1,833,125                  -
     Depreciation                                                               97,311              87,686             51,736
     (Increase) in advances receivable                                       (444,676)                   -                  -
     (Increase) decrease in other current assets                                37,463             136,992          (172,625)
     (Increase) in receivables due from related parties                    (1,732,908)           (507,734)          (815,872)
     (Increase) decrease in other assets                                       115,403            (87,311)            (2,378)
     Increase (decrease) in accounts payable and accrued
       expenses                                                                835,117           (101,636)            105,394
     Increase (decrease) in customer credit balances                         (236,883)             955,824          1,234,286
                                                                       ---------------     ---------------     --------------
         Net Cash (Used in) Operating Activities                           (4,139,794)           (699,563)          (806,481)
                                                                       ---------------     ---------------     --------------
Cash Flows From Investing Activities
     (Purchase) of property and equipment                                     (39,494)           (113,404)            (6,321)
                                                                       ---------------     ---------------     --------------
         Net Cash (Used in) Investing Activities                              (39,494)           (113,404)            (6,321)
                                                                       ---------------     ---------------     --------------
Cash Flows From Financing Activities
     Issuance of preferred shares                                                    -                   -          6,139,902
     Redemption of preferred shares                                                  -           (129,528)                  -
     Acquisition of treasury shares                                                  -                   -          (344,511)
                                                                       ---------------     ---------------     --------------
         Net Cash Provided by (Used in) Financing Activities                         -           (129,528)          5,795,391
                                                                       ---------------     ---------------     --------------
Effect of Exchange Rate Changes on Cash                                         31,121           (133,792)             25,037
                                                                       ---------------     ---------------     --------------
Net Increase (Decrease) in Cash                                            (4,148,167)         (1,076,287)          5,007,626
Cash and cash equivalents at Beginning of Year                               4,928,557           6,004,844            997,218
                                                                       ---------------     ---------------     --------------
Cash and cash equivalents at End of Year                              $        780,390    $      4,928,557    $     6,004,844
                                                                       ===============     ===============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
     Interest                                                         $              -    $              -    $             -
                                                                       ===============     ===============     ==============
     Income taxes                                                     $              -    $              -    $             -
                                                                       ===============     ===============     ==============






See notes to the consolidated financial statements.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Nature of the Organization
                Finca Consulting, Inc. and Subsidiaries (the Company) through its subsidiary Prime Core AG (previously Opti-Wert Interest AG), is engaged principally in the buying and selling of marketable securities and options on behalf of its customers and through its subsidiaries Finca Consulting Costa Brava, S.A. and Finca Consulting GmbH the buying, selling and administration of real estate. Finca Consulting GmbH was sold on April 2, 1996.

              Going Concern Uncertainty
                The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced net losses of $2,810,621, $3,016,509 and $1,207,022 in each of the past three years. Additionally, the Company generated negative cash flows from operations of $4,139,794, $699,563 and $806,481 in each of the past three years.

                These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

                The Company's plans to overcome this negative trend is to embark upon a restructuring of its marketing efforts and customer profile, reduction of administrative expenses, and obtain additional debt or equity financing.

              Principles of Consolidation
                The consolidated financial statements include the accounts of Finca Consulting, Inc. and its wholly owned subsidiaries with the exception of Finca Consulting GmbH as to which its accounts are included from January 1, 1996 through March 31, 1996.

                All intercompany balances and transactions have been eliminated in consolidation. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", substantially all assets and liabilities of the Company's wholly owned subsidiaries are translated at their respective period-end currency exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting translation adjustments are accumulated as a separate component of stockholders' equity. All foreign currency transaction gains and losses are included in other income (expense) on the accompanying statements of operations and are immaterial in each year.

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

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

              Net (Loss) Per Share
                The net (loss) per share has been computed using the weighted average number of common shares outstanding during the year. During 1997, 1996 and 1995, 10,300,322, 6,223,477 and 2,146,633
                common shares were outstanding, respectively. Common stock equivalents have not been included as the effect would be anti-dilutive.

NOTE 2 -        PROPERTY, PLANT AND EQUIPMENT

              Property,   plant  and   equipment  at  cost,   less   accumulated
depreciation, consists of the following:

                                                  December 31,
                                       -----------------------------------
                                            1997                1996
                                       ---------------     ---------------
Land                                  $        115,560    $        115,560
Buildings                                      462,257             462,257
Office furniture and equipment                 373,324             364,486
                                       ---------------     ---------------
     Subtotal                                  951,141             942,303
Less accumulated depreciation
          and amortization                     379,132             312,477
                                       ---------------     ---------------
     Total                            $        572,009    $        629,826
                                       ===============     ===============

              Depreciation expense charged to operations was $97,311, $87,686 and $51,736 in 1997, 1996 and 1995, respectively.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 3 -        RELATED PARTY TRANSACTIONS

               (1) The Company advances funds from time to time to certain officers and directors of the Company and directly or indirectly to entities in which they are the sole shareholders. Such advances (which are inclusive of amounts due upon the sale of a subsidiary as discussed at
                      Note 4) amounted to $9,081,475 at December 31, 1997 and $5,122,322 at December 31, 1996. Management has established allowances for uncollectability amounting to $5,502,400 and $3,276,155, respectively.

                      On December 12, 1997, the Company entered into various revolving credit agreements between its two officers and directors and Prime Core Holding AG, a corporation which is wholly owned by them and as to which they are guarantors. Pursuant thereto, aggregate borrowings of approximately $3,352,941 are permitted with interest of 5% to be paid annually and entire payment of principal to be made on or before December 12, 1999.

                      At December 31, 1997, the collective borrowings under the above referenced revolving credit agreements exceeded the aggregate credit borrowing amounts by approximately $5,728,534. On May 16, 1998, the Company executed amendments to the Revolving Credit Agreements between an officer and director of the Company and Prime Core Holding AG extending the credit facilities under their revolving credit agreements to the aggregate increased amount of approximately $7,808,825. Another officer and director of the Company has not had his revolving credit agreement modified, increasing his borrowing threshold of $500,000, whose borrowings exceeded such amount at December 31, 1997 and to the date hereof.

                      On  December  15,  1997,  a letter of intent was  executed between the Company and Prime Core Holding, Inc. (a Delaware corporation owned by the Company's officers and directors), pursuant to which the Company will merge with and into Prime Core Holding, Inc. on a one for one share exchange basis. The surviving entity will be reincorporated under the laws of Delaware, which shall become the surviving reporting company. The consummation of this transaction is subject to regulatory approval and an affirmative vote of the Company's shareholders.

                      Upon consummation of this transaction, $8,796,947 of borrowings at December 31, 1997 as described above and the related allowance for uncollectability of $5,502,400 will be eliminated upon the consolidation of the Company and Prime Core Holding, Inc.

               (2) The Company pays fees for marketing and administration services to Prime Core Makler GmbH (previously Telecom
                      GmbH), an entity wholly owned by officers and directors of the Company. Such fees amounted to $4,349,890 in 1997, $5,659,749 in 1996 and $4,643,639 in 1995. Additionally,
                      Prime Core Makler GmbH pays brokerage fees on behalf of the Company which amounted to $2,605,706 in 1997, $7,026,135 in 1996 and $5,757,210 in 1995.

               (3) During 1994 and 1995 the Company's subsidiary, Prime Core, A.G. (formerly Opti-Wert Interest, A.G.) sold 1,688,146 and 2,404,775 shares of the Company's preferred stock to its customers. Gross proceeds therefrom amounted to $5,419,638 and $8,250,302. Prime Core, A.G.'s costs of the offering, consisting of commissions and direct selling expenses amounted to $1,841,260 and $2,110,400 have been charged against such proceeds.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 4 -       SALE OF SUBSIDIARY

               Effective April 2, 1996, the Company sold to Prime Core Holding, A.G. all of the issued and outstanding common stock of its subsidiary, Finca Consulting GmbH for $67,830. Prime Core Holding, A.G. is wholly owned by the officers and directors of the Company.

               Finca Consulting GmbH's results of operations through March 31, 1996 are included in the Company's consolidated financial statements. Finca Consulting GmbH's accumulated deficit at January 1, 1996 in the amount of $1,833,125 is reflected as an adjustment to the Company's consolidated accumulated deficit.

NOTE 5 -       PREFERRED SHARES CONVERSION

               On March 27, 1996, the Company converted 4,076,844 preferred shares to 8,612,074 common shares pursuant to the terms of the Company's preferred share certificates.


NOTE 6 -       INCOME TAXES

               As of December 31, 1997, the Company has U.S. net operating loss carryforwards of approximately $1,000,000, substantially all of which expire by 2007.

               Net operating losses of non-U.S. subsidiaries amount to approximately $5,000,000 and are expected to expire prior to their utilization.

               The Company has not provided a deferred tax asset at December 31, 1997 and 1996 since it is undetermined that the deferred asset would be realized in the future.

               The tax effects of temporary differences that give rise to deferred tax are presented below.


               Federal operating loss carryforwards         $        340,000
                      Less:  Valuation Allowance                     340,000
                                                             ---------------
                                                            $              -
                                                             ===============


NOTE 7 -       OPERATING LEASE COMMITMENT

               The Company leases office facilities, certain office equipment and motor vehicles under operating leases.

               The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December
               31, 1997.   The schedule is as follows:

                    Year Ending December 31,
                           1998                       $         72,632
                           1999                                 72,632
                           2000                                 72,632
                           2001                                 33,059

               Aggregate rent expense pursuant to operating leases amounted to $103,288 in 1997 and $117,195 in 1996 and $116,695 in 1995.

                     Finca Consulting, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements



NOTE 8 -       MINORITY INTEREST IN SUBSIDIARY

               One of the Company's subsidiaries (Prime Core, A.G. (formerly Opti-Wert Interest, A.G.) has issued 10,500 participation certificates with a minimal value of Sfr. 10 (US $6.60) for a subscription price of US $9.07. These participation certificates carry no voting rights and do not have a fixed return. A total of 5,040 certificates have been subscribed to by the Company and have been eliminated in the consolidation process. The remaining 5,460 certificates are held by various investors.

NOTE 9 -       OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

               Business Segments
               The Company operates in two business segments, through its subsidiary Prime Core A.G. (formerly Opti-Wert - Interest AG) buying and selling marketable securities and options on behalf of its customers in Germany and through its subsidiaries Finca Consulting Costa Brava, SA and Finca Consulting GmbH, (through April 2, 1996) buying, selling, and the administration of real estate in Germany and Spain. The latter activities constitute less than five percent of the assets, revenues and net loss.

               The Company conducts no current business activities and has no identifiable assets in the United States.

NOTE 10 -             NEW AUTHORITATIVE ACCOUNTING PROFESSION PRONOUNCEMENT

               The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Other Comprehensive Income." SFAS No. 130 is effective for periods beginning after December 15, 1997. The provisions of SFAS No. 130 may be early applied. The Company chose not to do so as of December 31, 1997. The implementation of this provision may require that the foreign cumulative translation adjustment be presented separately in the statement of operations which will not materially impact the company.

               In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

                                 EXHIBIT (10.6)




                                BROKER AGREEMENT



Prime Core AG
Gotthardstrasse 3
CH-6300 Zug


                                 (hereinafter called "AG")

and

Dr. Volker Montag
Am Abelshof 12, D-47445
Moers-Repelen, Germany

                                        (hereinafter called "Broker")


                    herewith enter into the following contractual agreement:


1.   Scope of Activities:

Effective April 1, 1997, Broker will begin representing AG as independent agent in the Federal Republic of Germany, within the specific geographical area assigned to him.

Broker will be active as broker and agent in the Investment and Securities business, on behalf of AG or other entities designated by AG. This activity encompasses the procurement of contracts, for the purchase and sale of securities and stock and commodity options issued by AG or third parties, and the solicitation of potential clients for such business.

It  is  explicitly   understood   that  Broker's   choice  of  investments   for
recommendation to potential buyers is his alone. AG will not assume any liability with respect to any investment advise issued by Broker.


Broker may use his own literature and collateral if needed and employ his own personnel and resources as required in the course of his activities.

In conducting his business Broker may elect to utilize the facilities and personnel resources of an office services company, specifically

                                              Telecom GmbH .

In such case Broker agrees to pay a rental fee, on account of all transactions which resulted from utilizing the resources of the office services company. For that purpose, a separate rental and service agreement is required. Broker is not authorized to enter into any commission business, either in his own name or on account of AG.


2.   Business Conduct:

Broker will apply all normal and usual care in safeguarding the interests of AG in all respects.

He is required to conduct his marketing and solicitation efforts in a manner which does not create any obligations or liabilities for AG, particularly with respect to making unrealistic promises for profits or failing to disclosure the risks for loss. Broker understands that the enticement to securities transactions of uninformed investors who are not fully informed about the associated risks, is considered a punishable offense subject to prosecution.

Broker may dispense information and give advice only after a thorough assessment of the situation. Where such information is obtained through or from third parties, he is obliged to state so in all communication to clients.

He is required to especially point out the speculative nature of the investment which he recommends. He furthermore must refrain from making a comparison with any other form of investments which is subject to regulatory oversight, in particular the German stock market, or stocks of other companies.

Clients  have  to  be  fully  and  truthfully   informed  about  all  applicable
administrative   charges  (commission  expenses,   cost  and  fee  structure  in
connection with proprietary AG-Options).

Broker agrees to pass on to AG all orders for purchase or sale which meet the criteria established for a valid trade (i.e. all forms/contracts have been executed, the client received the information brochure, he has been advised of the risks associated with this type of investment).

3.   Legal Points:

Broker has been specifically advised that fraudulent and deceitful actions and the inducement to the speculation in securities are punishable offenses. He confirms that he has not previously been indicted or punished for fraud, inducement to the speculation in securities, or other similar offenses.

He furthermore confirms that he is not currently subject to legal action or discovery in connection with such offenses, and that he will immediately notify AG if and when such occurs in the future.


4.   Responsibilities of Broker:

Broker will observe absolute confidentiality with regard to all aspects of AG's business which may come to his attention; this obligation extends also for the time after termination of his relationship with AG, with respect to all information of confidential or proprietary nature.

Confidential information includes the marketing concepts of AG, as well as all facts and data pertaining to customers of AG. Broker is required to forward to AG all applicable data about customers which he may have obtained in discussions with the customer, especially any information with regard to such customers' financial circumstances, prior to the execution of any business transaction. Transactions which are financed solely by or through third parties, should generally be declined.

Broker may not enter into any contracts, either in his own name, or on behalf of AG.

In all cases, the current General Terms and Conditions of AG apply. The current version of these Terms and Conditions is attached to this Agreement.


5.   Responsibilities of  AG:

AG will - through an office services company - provide to Broker the support and infrastructure required for conducting this business.

In particular, such support includes the needed documents for this type business, literature and sales collateral brochures, market information, and account statements issued by brokerage houses with whom AG transacts business. Broker is required to verify the accuracy of all such records.

All records and materials must be returned to AG upon termination of this Agreement, immediately and without special request.


6.   Commissions:

Broker is entitled to a commission on all business resulting from his activity, entered into during the duration of this Agreement. The commission amount depends upon the particular investment (see below) and is ultimately determined between the parties hereto at the end of each year. Broker will receive a monthly draw against the annual commission, in the amount of

                                                DM 65,000

payable to a bank account of Broker's choice.

AG is required to issue credit at the end of a given year for all commissions accrued to Broker, and to immediately transfer to such account the balance remaining after deducting the monthly draw payments. Such credit and payment must be made no later than March 31 of the following year.

Broker is entitled to commissions only after

a) AG's Administrative Agreement, duly executed by customer, has been returned to and received by AG; b) an order confirmation signed by customer is available; and c) the customer has made payment for the transaction (if by check, upon credit), and funds have been received.

The preliminary earned monthly commissions (see above) are paid to Broker per check on the 5th workday of the month following the month during which an invoice has been rendered (any deviation from this rule must be explained).

Any claim of Broker for commissions or advances against earned commissions expires 6 months after the event that gives rise to such claims. Any right of AG for refund of previously paid commissions or draws expires 6 months after AG became aware of the circumstances which justify a demand for such refund.

AG specifically advises Broker that he personally is responsible to pay all income- and social taxes. He indemnifies AG against all claims from and liabilities to any tax authorities or social pension providers.

 7.   Term:

This Agreement is valid until terminated.

Either of the two parties may terminate this Agreement effective with the end of a calendar month, with one month' notice, and after three years effective with the end of a calendar quarter with observation of a three months' notice.

Notwithstanding the above, both parties have the right to immediately terminate the Agreement for cause.

This Agreement is subject to a trial period of three months during which either party may terminate the Agreement without cause or notice.

Any termination, for cause or otherwise, must be done in writing.


8.   Miscellaneous:

Broker agrees that AG may sponsor fictitious transactions for test purposes in which case it is authorized to listen in on relevant negotiations.

Broker is free to set his own working hours. Broker may conduct his business from the facilities of an independent office services company recommended by AG, however, is not obliged to do so.


9.   Other Conditions:

Any changes to this Agreement, including this clause, must be done in writing.

There are no verbal side agreements.

If any clause in this Agreement should be held invalid, this will not affect the validity of the other clauses. In such case, the parties are held to agree upon a formula which meets the intent of the substituted clause in the best possible way.

The attached "Terms and Conditions for Business Transacted by AG" are made part of this Agreement. Broker agrees that personal information available through public or commercial channels may be obtained, stored, transmitted, and deleted in the course of normal business.

Broker is prohibited from contacting any client of AG after termination of this Agreement.

All contracts are accepted and closed at the place of business of AG. Any action or proceeding brought by either party under this Agreement shall be brought before a court at the place of business of AG.

AG has the right to also bring action against Broker at a court situated at Broker's location.

This Agreement is governed by Swiss Law.


Place of Business of AG: ________________________






--------------------------             ----------------------------
AG                                                        Broker

                                 EXHIBIT (10.7)
                                 AMENDMENT NO. 1
                                       TO
                           REVOLVING CREDIT AGREEMENT

               THIS AMENDMENT NO. 1 TO REVOLVING CREDIT AGREEMENT (the "Amendment"), dated May 16, 1998, by and between Finca Consulting, Inc. (the "Lender") and Volker Montag (the "Borrower").

                              B A C K G R O U N D :

               WHEREAS, the Lender and the Borrower executed and delivered a certain Revolving Credit Agreement, dated December 12, 1997, setting forth the terms and conditions pursuant to which the Lender granted a credit facility to the Borrower for funds up to $500,000 (the "Loan Agreement"), and;

               WHEREAS, the Borrower has exceeded the credit facility threshold of $500,000 and the Lender desires to increase the credit facility from $500,000 to $750,000.

               NOW, THEREFORE, in consideration of the mutual promises made by the parties to each other, it is agreed as follows:

               1. Amendment. The parties agree that a certain Revolving Credit Agreement, dated December 12, 1997, by and between the Lender and the Borrower shall be amended as follows:

                A. The amount "$500,000.00" shall be deleted and the amount "$750,000.00" shall be substituted in lieu thereof in the following sections of the Agreement: Section 1.1 and Section 1.7.

                B. The amount "$330,859.00" shall be deleted and the amount "$563,232.50" shall be substituted in lieu thereof in the following sections of the Agreement: Section 1.1 and Section 1.7.

                C. The Promissory Note, dated December 12, 1997, in the original principal amount of $500,000 made by Borrower in favor of the Lender and attached to the Agreement as Exhibit A shall be canceled and a new Promissory Note, dated May 16, 1998, in the principal amount of $750,000, a copy of which is annexed hereto, shall be substituted as the new Exhibit A to the Agreement.

                D. The Lender hereby waives any defaults under the Promissory Note, dated December 12, 1997, by the Borrower.

               2. Ratification. The parties hereto ratify and confirm all of the other terms and provisions set forth in the certain Revolving Credit Agreement, dated December 12, 1997, by and between the Lender and the Borrower not modified or changed by this Amendment.

               IN WITNESS WHEREOF, the parties have executed this Amendment No. 1 as of the day, month and year first above written.

                                        LENDER:
                                        FINCA CONSULTING, INC.

                                       By: s/Volker Montag
                                        Volker Montag, President

                                        BORROWER:

                                        s/Volker Montag
                                        Vollker Montag







fin2-rev.mon

                                 PROMISSORY NOTE

$750,000.00 US                                       May 16, 1998
                                                     Dusseldorf, Germany

               FOR VALUE RECEIVED, the undersigned, Volker Montag, an individual (the "Borrower"), hereby unconditionally promises to pay to the order of Finca Consulting, Inc., a Colorado corporation (the "Lender"), at Koenigsallee 106, 40215 Dusseldorf, Germany, Attention: Roland Schoeneberg, Vice President, in Dollars, US, the lawful money of the United States of America and in immediately available funds, the principal amount of the lesser of (i) $750,000.00 US and
(ii) the aggregate unpaid principal amount of all Loans made by the Lender to the undersigned and accrued interest, if any, on or before the second anniversary date hereof as set forth in Section 1.1 of the Revolving Credit Agreement, dated December 12, 1997, and Amendment No. 1 thereto, dated as of the date hereof, between the undersigned and the Lender (collectively, the "Credit Agreement"). Capitalized terms used herein shall have the same meanings as set forth in the Credit Agreement, unless otherwise defined herein.

               The undersigned further agrees to pay interest in like money at such office on the unpaid principal amount hereof from time to time from the date hereof until such amount shall be paid (whether at the stated maturity, by acceleration or otherwise) on the dates and at the applicable rates per annum as provided in Section 1.5 of the Credit Agreement.

               If any payment on this Note becomes due and payable on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day, and, with respect to payments of principal, interest thereon shall be payable at the then applicable rate during such extension.

               This Note is the Note referred to in the Credit  Agreement;  this
Note is intended to and does replace that certain Promissory Note, dated December 12, 1997, in the original principal amount of $500,000, made by the Borrower in favor of the Lender which Promissory Note has been cancelled, and; this Note is entitled to the benefits thereof and is subject to the terms and conditions provided therein.

               Except as expressly provided herein, the undersigned hereby waives presentation, demand, protest and all other notices of any kind.

               This Note shall be governed by, and construed in accordance with, the laws of the State of New Jersey without regard to principles of conflicts of law.

                                             LENDER:
                                             FINCA CONSULTING, INC.

                                             By: s/Volker Montag
                                               Volker Montag, President

                                             BORROWER:

                                             s/Volker Montag
                                              Volker Montag

promnot.mon

                                Exhibit (10.8)
                                 AMENDMENT NO. 1
                                       TO
                           REVOLVING CREDIT AGREEMENT
THIS AMENDMENT NO. 1 TO REVOLVING CREDIT AGREEMENT (the "Amendment"), dated May 16, 1998, by and between Finca Consulting, Inc. (the "Lender") and
Prime Core Holding AG (the "Borrower").

                              B A C K G R O U N D :

               WHEREAS, the Lender and the Borrower executed and delivered a certain Revolving Credit Agreement, dated December 12, 1997, setting forth the terms and conditions pursuant to which the Lender granted a credit facility to the Borrower for funds up to 4,000,000 DM (the "Loan Agreement"), and;
               WHEREAS, the Borrower has exceeded the credit facility threshold of 4,000,000 DM and the Lender desires to increase the credit facility from 4,000,000 DM to 12,000,000 DM.
               NOW, THEREFORE, in consideration of the mutual promises made by the parties to each other, it is agreed as follows:
               1. Amendment. The parties agree that a certain Revolving Credit Agreement, dated December 12, 1997, by and between the Lender and the Borrower shall be amended as follows:
                      A. The amount "4,000,000 DM" shall be deleted and the amount "12,000,000 DM" shall be substituted in lieu thereof in the following sections of the Agreement: Section 1.1 and Section 1.7.
                      B. The amount "3,038,000 DM" shall be deleted and the amount "9,354,040 DM" shall be substituted in lieu thereof in the following sections of the Agreement: Section 1.1 and Section 1.7.
                      C. The Promissory Note, dated December 12, 1997, in the original principal amount of 4,000,000 DM made by Borrower in favor of the Lender and attached to the Agreement as Exhibit A shall be canceled and a new Promissory Note, dated May 16, 1998, in the principal amount of 12,000,000 DM, a copy of which is annexed hereto, shall be substituted as the new Exhibit A to the Agreement.
                      D. The Lender hereby waives any defaults under the Promissory Note, dated December 12, 1997, by the Borrower.
               2. Ratification. The parties hereto ratify and confirm all of the other terms and provisions set forth in the certain Revolving Credit Agreement, dated December 12, 1997, by and between the Lender and the Borrower not modified or changed by this Amendment.
               IN WITNESS WHEREOF, the parties have executed this Amendment No. 1 as of the day, month and year first above written.

                                   LENDER:
                                   FINCA CONSULTING, INC.

                                   By: s/Volker Montag
                                     Volker Montag, President

                                   BORROWER:
                                   PRIME CORE HOLDING AG

                                   By: s/Volker Montag
                                      Volker Montag, President



fin2-rev.pch(AG)

                                 PROMISSORY NOTE

12,000,000 DM                                              May 16, 1998
                                                           Dusseldorf, Germany

               FOR VALUE RECEIVED, the undersigned, Prime Core Holding AG (the "Borrower"), hereby unconditionally promises to pay to the order of Finca Consulting, Inc., a Colorado corporation (the "Lender"), at Koenigsallee 106, 40215 Dusseldorf, Germany, Attention: Volker Montag,President, in Deutsche Marks, the lawful money of the Federal Republic of Germany, and in immediately available funds, the principal amount of the lesser of (i) 12,000,000 DM or (ii) the aggregate unpaid principal amount of all Loans made by the Lender to the undersigned and accrued interest, if any, on or before the second anniversary date hereof as set forth in Section 1.1 of the Revolving Credit Agreement, dated December 12, 1997, and Amendment No. 1 thereto, dated as of the date hereof, between the undersigned and the Lender (collectively, the "Credit Agreement"). Capitalized terms used herein shall have the same meanings as set forth in the Credit Agreement, unless otherwise defined herein.

               The undersigned further agrees to pay interest in like money at such office on the unpaid principal amount hereof from time to time from the date hereof until such amount shall be paid (whether at the stated maturity, by acceleration or otherwise) on the dates and at the applicable rates per annum as provided in Section 1.5 of the Credit Agreement.

               If any payment on this Note becomes due and payable on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day, and, with respect to payments of principal, interest thereon shall be payable at the then applicable rate during such extension.

               This Note is the Note referred to in the Credit  Agreement;  this
Note is intended to and does replace that certain Promissory Note, dated December 12, 1997, in the original principal amount of 4,000,000 DM, made by the Borrower in favor of the Lender which Promissory Note has been cancelled, and; this Note is entitled to the benefits thereof and is subject to the terms and conditions provided therein.

               Except as expressly provided herein, the undersigned hereby waives presentation, demand, protest and all other notices of any kind.

               This Note shall be governed by, and construed in accordance with, the laws of the State of New Jersey without regard to principles of conflicts of law.


                                 BORROWER:

                                 PRIME CORE HOLDING AG



                             By:    s/ Volker Montag
                               Volker Montag, President







promnot.pch(AG)

                                   EXHIBIT 23

                     Rosenberg Rich Baker Berman & Company
                                380 Foothill Road
                          Bridgewater, New Jersey 08807




                          Independent Auditors' Consent





We consent to the incorporation by reference in the Annual Report filed on Form 10-K of Finca Consulting, Inc. and Subsidiaries for the fiscal year ended December 31, 1997, of our report dated March 18, 1998, except for Note 3 (1) which is dated May 16, 1998.

                                  ROSENBERG RICH BAKER BERMAN & COMPANY
                                  s/Rosenberg Rich Baker Berman & Company



Bridgewater, New Jersey
June 15, 1998
















aud-con2.fin